Form 10-Q
period 1996-06-30
UROHEALTH SYSTEMS INC
filed 1996-08-14
CIK 873209

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________.

                         Commission file number: 1-11150

                             UROHEALTH SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            98-0122944
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            5 CIVIC PLAZA SUITE 100, NEWPORT BEACH, CALIFORNIA 92660 (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (714) 668-5858


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

            The number of shares of Common Stock outstanding as of July 31, 1996 was 14,659,962.

                                      INDEX





PART I.  FINANCIAL INFORMATION
         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets at June 30, 1996 and
                        March 31, 1996                                                         3

                        Condensed Consolidated Statements of Operations for the Three
                        Months Ended June 30, 1996 and June 30, 1995                           4

                        Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended June 30, 1996 and June 30, 1995                           5

                        Notes to the Condensed Consolidated Financial Statements               6

         Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                 11



PART II.  OTHER INFORMATION

         Item 1.        Legal Proceedings                                                      17

         Item 6.        Exhibits and Reports on Form 8-K                                       13

                             UROHEALTH SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except par value data)

                                                                              June 30          March 31
                                                                               1996             1996
                                                                             --------         --------
                                                                            (unaudited)
ASSETS
Current Assets :
     Cash and equivalents                                                    $  3,603         $  1,185
     Receivables, net of allowance for doubtful accounts of $1,512
        and $1,644 on June 30, 1996 and March 31, 1996 respectively            11,113            7,337
     Inventories                                                               10,971            5,705
     Prepaids and deposits                                                      2,039            1,685
     Deferred taxes                                                                24               --
     Deferred debt issuance costs                                                 659              614
                                                                             --------         --------
Total current assets                                                           28,409           16,526

Property and equipment, net                                                     9,618            8,132
Patents and intangibles, net of accumulated amortization of $2,212
     and $2,102 on June 30, 1996 and March 31, 1996 respectively                4,581            2,135
Deposits and other assets                                                         867              649
Deferred debt issuance costs                                                    5,490               --
Goodwill                                                                        7,240              393
                                                                             --------         --------
                                                                             $ 56,205         $ 27,835
                                                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable and accrued expenses                                   $ 10,298         $  9,455
     Restructuring accrual                                                        645            1,345
     Compensation and employee benefits                                         2,141            2,045
     Revolving lines of credit                                                     --            7,123
     Current portion of notes payable and capital leases                          872              286
                                                                             --------         --------
Total current liabilities                                                      13,956           20,254

Long-term liabilities:
     Notes payable                                                                 65              641
     Bank term loan                                                                --            6,000
     Capital leases                                                               181              211
     Convertible note                                                              --            1,284
     Deferred compensation                                                         28               28
     Other liabilities                                                            256              157
     Restructuring accrual, less current portion                                  797              823

Minority interest in consolidated subsidiary                                    1,090            1,073
Redeemable convertible preferred stock                                             --            3,554
Convertible subordinate debentures                                             34,300               --

Common Stockholders' Equity :
     Preferred stock, $.001 par value
         Authorized shares - 5,000,000
         Issued and outstanding shares - none                                      --               --
     Common stock - $0.001 par value
         Authorized - 20,000,000, Issued and outstanding - 14,355,066
         and 12,460,000, respectively                                              14               12
     Warrants                                                                   7,546            2,922
     Additional paid-in capital                                                63,952           55,050
     Deficit                                                                  (65,892)         (64,076)
     Foreign currency adjustment                                                  (88)             (98)
                                                                             --------         --------
          Total common stockholders' (deficit) equity                           5,532           (6,190)
                                                                             --------         --------
                                                                             $ 56,205         $ 27,835
                                                                             ========         ========


See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited, in thousands, except for per share amounts)



                                                                      Three Months Ended
                                                                June 30, 1996    June 30, 1995
                                                                -------------    -------------
Net sales                                                         $ 16,892         $ 12,983
Cost of sales                                                        5,257            4,274
                                                                  --------         --------

Gross profit                                                        11,635            8,709

Operating expenses:
     Selling, general and administrative                             9,106            9,473
     Research and development                                          343              701
     Merger and acquisition costs                                       --              731
                                                                  --------         --------
Total operating expenses                                             9,449           10,905

Income (loss) from operations                                        2,186           (2,196)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                                (18)             (23)
     Interest income                                                    51               45
     Interest expense                                                 (961)            (136)
     Other                                                              --               (6)
                                                                  --------         --------

Net income (loss) before tax and extraordinary item                  1,258           (2,316)
Provision for income tax                                                --              379
                                                                  --------         --------

Net income (loss) before extraordinary item                          1,258           (2,695)
Extraordinary item (early extinguishment of debt)                   (2,973)              --
                                                                  --------         --------
Net loss                                                          $ (1,715)        $ (2,695)
                                                                  ========         ========

Net loss per share:
     Net loss                                                     $ (1,715)        $ (2,695)
     Dividends and accretion on redeemable
          convertible preferred stock                                  103               45
                                                                  --------         --------

     Net loss attributable to common stockholders                 $ (1,818)        $ (2,740)
                                                                  ========         ========


     Net income (loss) per share before extraordinary item        $   0.09         $  (0.24)
     Net loss per share, extraordinary item                          (0.23)              --
                                                                  --------         --------
     Net loss per share                                           $  (0.14)        $  (0.24)
                                                                  ========         ========

Weighted average number of common shares used
    to compute loss per share                                       13,442           11,473
                                                                  ========         ========

See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)



                                                                        Three Months Ended
                                                                  June 30, 1996    June 30, 1995
                                                                  -------------    -------------
Cash flows from operating activities:
     Net profit (loss)                                              $ (1,715)        $ (2,695)
     Non cash items included in net loss:
          Extraordinary expense                                        2,433               --
          Depreciation and amortization                                  511              493
          Deferred debt issue costs                                      271               --
          Accretion and accrued interest on convertible note              42               22
          Accrued dividend on preferred stock in subsidiary               17
          Loss on disposition of fixed asset                              --               31
          Deferred income taxes                                          (24)              --
          Provision for doubtful accounts                               (200)              --
          Other                                                           10              (31)
     Changes in operating assets:
          Receivables                                                 (2,984)          (1,555)
          Inventories                                                 (4,694)            (338)
          Prepaids and deposits                                         (573)             627
     Changes in operating liabilities:
          Accounts payable and accrued expenses                       (1,872)           1,910
          Compensation and employee benefits                              96               18
          Accrued dividend on preferred stock of subsidiary               --               44
          Other liabilities                                              (26)              --
          Accrued restructuring charges                                 (726)             (42)
                                                                    --------         --------
                  Net cash used in operating activities               (9,434)          (1,516)

Cash flows from investing activities:
     Purchase of property and equipment, net                          (1,604)          (1,063)
     Purchase of patents, net                                            (56)             (12)
     Asset purchase from O. R. Concepts                               (2,784)              --
     Proceeds from sale of investments                                    --              579
     Deposits and other assets                                            --               14
     Other                                                                --              (10)
                                                                    --------         --------
                  Net cash used in investing activities               (4,444)            (492)

Cash flows from financing activities:
     Deferred financing fees paid                                     (4,828)              --
     Issuance of common stock                                            787               28
     Issuance of redeemable convertible preferred stock                   --            1,500
     Proceeds from note payable                                           --              375
     Repayments on revolving line of credit                           (7,323)            (291)
     Repayments on bank term loan                                     (6,000)              --
     Proceeds from redeemable convertible debentures                  34,300               --
     Principal payments on capital leases and notes payable             (640)             (65)
                                                                    --------         --------
                  Net cash provided by financing activities           16,296            1,547
                                                                    --------         --------

Net (decrease) increase in cash                                        2,418             (461)
Cash, beginning of period                                              1,185            1,364
                                                                    --------         --------
Cash, end of period                                                 $  3,603         $    903
                                                                    ========         ========

Supplemental cash flow information:
     Cash paid for interest                                         $    313         $    136
                                                                    ========         ========
Non-cash transaction:
     Warrant issuance to in connection with
       sale of redeemable convertible debentures                    $  1,415         $     --
                                                                    ========         ========


See accompanying notes

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.  INTERIM REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Urohealth Systems, Inc. (the "Company") and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect business combinations accounted for using the pooling of interests method.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1996 and March 31, 1996, its condensed consolidated results of operations for the three month periods ended June 30, 1996 and June 30, 1995, and its condensed consolidated cash flows for the three month periods ended June 30, 1996 and June 30, 1995. Adjustments consist of normal recurring accruals except for the extraordinary loss on early retirement of debt and the merger and acquisition costs identified in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of those to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

BUSINESS COMBINATIONS

On June 5, 1996, Urohealth Systems, Inc. ("Urohealth") acquired certain assets of O.R. Concepts, Inc. pursuant to an Asset Purchase Agreement dated June 5, 1996 among Urohealth, O.R. Concepts, Inc., a Texas Corporation, and Vital Signs, Inc., a New Jersey Corporation. The acquired assets are used in the development, manufacture, and marketing of laparoscopic surgery products and accessories.

The purchase price for the acquired assets was $2,786,000, payable in cash upon the closing of the transaction. The purchase price was funded using a portion of the proceeds from the sale of Urohealth's 8.75% Convertible Subordinated Debentures issued May 13, 1996.

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.  INTERIM REPORTING  (CONTINUED)

On July 1, 1996, Urohealth acquired The Intermed Group, Inc., a Delaware Corporation ("Intermed"), pursuant to the terms of the Agreement and Plan of Merger dated as of June 1, 1996 between Urohealth, Urohealth, Inc. (California), and Intermed. Intermed is engaged in the development, manufacture, and marketing of disposable medical products.

Under the terms of the agreement, Intermed was merged into Urohealth, Inc. (California), and each outstanding share of common stock of Intermed was converted into the right to receive .1242575 shares of Urohealth Common Stock, plus cash in the amount of $1,462,412 was paid in exchange for all of the outstanding shares of Intermed common stock. The cash portion of the purchase price was funded using a portion of the proceeds from the sale of Urohealth's 8.75% Convertible Subordinated Debentures issued May 13, 1996.

On July 5, 1996, Urohealth entered into an agreement to acquire all of the outstanding capital stock of Richard-Allan Medical Industries, Inc. ("Richard-Allan"), an Illinois corporation, in exchange for $27.5 million in cash and 2,084,691 shares of Urohealth common stock. Richard-Allan manufactures and markets surgical operating room supplies. In addition, the Company agreed to acquire the real estate on which the Richard-Allan facility is located from a partnership for $1.5 million of cash and a $3.0 million note for the balance of the purchase price. The acquisition is expected to close in August 1996.

The Company expects that some portion of the Richard-Allan purchase price will be ascribed to incomplete research and development. An evaluation of acquired research and development will consider, among other factors, the stage of development of each product, the time and resources needed to complete each product, expected income and associated risks (including the inherent difficulties and uncertainties in developing and manufacturing new products and potential alternative surgical procedures in future target markets). This analysis may result in a one-time non-cash charge to earnings for incomplete research and development related to the acquired company that does not have alternative future use. No such charge has been recognized in the pro forma financial information herein.

All of these transactions have been accounted for as purchases whereby the results of operations from each separate entity or group of assets will be included in the results of operations of the Company from the date of purchase.

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


The following summarized, unaudited pro forma results of operations for the three months ended June 30, 1996 and 1995, assume the acquisitions occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):

                                                     1996        1995

Net sales                                           $23,599     $19,740
Net (loss)                                          $(4,080)    $(1,216)
Net (loss) per share                                $ (0.26)    $ (0.09)


2.  NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the calculation because they are anti-dilutive.

3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).

                                      June 30            March 31
                                       1996                1996
                                      -------            --------
Finished Goods                        $ 5,546            $ 3,424
Raw Materials and Supplies              4,608              1,963
Work in Progress                          817                318
                                      -------            -------
                                      $10,971            $ 5,705
                                      =======            =======

4.  DEBT

On May 3, 1996, the Company authorized the issuance of $50.0 million of 8.75% convertible subordinated debentures (the "Debentures") and warrants to purchase 250,000 shares of the Company's common stock at $13.00 per share. The Debentures mature in May 2006 and interest is payable quarterly in arrears. The warrants expire in five years.

As of June 30, 1996, the Company had received $34.3 million from the Debenture holders. The remaining $15.7 million was received on July 9, 1996.

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

4.  DEBT (CONTINUED)

The Debentures are redeemable at the option of the Company after two years, if the average market price of the Company's common stock is above $22.00 per share for 60 consecutive days, or after three years without regard to the Company's common stock price. The redemption price is equal to 105% of the principal amount decreasing annually to the principal amount in 2004, plus accrued and unpaid interest.

The Debentures are convertible into common stock at $11.00 per share, are subordinate to all future senior borrowings and have voting rights on all matters on an "as converted" basis. The holders of the Debentures must approve any dividend, payment or other distribution to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company or any subsidiary other than the preferred stock issued by Urohealth-California.

In connection with the financing, the Company incurred an extraordinary loss of $2,973,000 in connection with the early retirement of bank debt of $16,500,000 on May 13, 1996.


5. RESTRUCTURING

During the year ended June 30, 1995, the Company hired a new senior management team which adopted and implemented a restructuring plan (the Plan) under which it has refocused the Company's strategic direction. Under the Plan, the Company terminated or amended certain distribution, consulting and employment agreements. All significant restructuring charges were paid in cash during the 1995 calendar year. Through June 30, 1996, cash payments have reduced the components of the restructuring accrual to $276,000 primarily relating the settlement of certain claims with the former Chief Executive Officer.

In December 1995, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. Under the Plan, the Company has eliminated approximately 70 manufacturing, engineering and administrative personnel and closed all operations at two acquired facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred during fiscal 1996 are summarized in the table below. Non-cash charges consist of the write-down of exiting assets to their estimated net realizable value. Reclassifications during the period relate to decreases in severance amounts

                            UROHEALTH SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


5. RESTRUCTURING (CONTINUED)

payable to officers of acquired companies, offset by increases in estimates for facility closure costs including loss on sale of discontinued product lines and closure costs related to international operations of acquired companies. The remaining restructuring accrual at June 30, 1996 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash. Although subject to future adjustment, management of the Company believes that restructuring reserves as of June 30, 1996 are adequate to complete the restructuring.

                                Beginning                                                    Balance at
                              Restructuring     Non-Cash         Cash                         June 30,
                                 Accrual        Charges        Charges    Reclassifications     1996
                                 -------        -------        -------        -------         -------
                                             (in thousands)
Personnel reduction costs        $ 2,620        $    --        $ 1,609        $  (730)        $   281
Facility reduction costs           2,836          1,199          1,482            730             885
                                 -------        -------        -------        -------         -------
                                 $ 5,456        $ 1,199        $ 3,091        $    --         $ 1,166
                                 =======        =======        =======        =======         =======

The Company anticipates significant costs will be incurred in connection with the implementation of a plan of consolidation during either its second or third fiscal quarter in connection with the integration of Intermed Group, Inc., and Richard-Allan Medical Industries, Inc. This restructuring may include severances and facility closure costs as well as charges related to the write-off of assets associated with discontinued products.

 6.  MINORITY INTEREST REDEMPTION

On June 11, 1996, the Company approved the redemption of the Series A Preferred Stock issued by Urohealth, Inc., a wholly owned subsidiary. The Board authorized the Company to redeem the remaining 203,000 shares of the Series A Preferred Stock at $5.00 per share plus a $0.25 premium and accrued interest, for at total consideration of $6.20 per share. The share repurchase will eliminate the accumulation of dividends which accrue at 7% per annum.


7.  LITIGATION

See Part II, Item 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

      Net Sales. For the quarter ended June 30, 1996, net sales of $16,892,000 were $3,909,000 or 30% higher than sales of $12,983,000 for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $3,824,000 or 39% to $13,506,000, and the release of the Company's Endoview product which generated sales of $726,000 during the month ended June 30, 1996.

      Gross Profit. For the quarter ended June 30, 1996, gross profit increased $2,926,000 or 34% over the same period in 1995. The gross margin percentage increased from 67% to 69% for the quarter ended June 30, 1996 largely due to sales growth in the Company's higher margin impotence product line.

      Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1996 decreased $367,000 or 4% over the same period in 1995. The Company closed two facilities in January 1996 which contributed to administrative cost savings during the quarter ended June 30, 1996.

      Research and Development. Research and development costs for the quarter ended June 30, 1996 decreased $358,000 or 51% over the same period in 1995 due to the Company's decision to narrow the focus of such efforts, and to adopt a program of actively acquiring or licensing developed technology.

      Interest Expense. Interest expense for the quarter ended June 30, 1996 increased $825,000 or 607% over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures.


LIQUIDITY AND CAPITAL RESOURCES

Through July 1996, the Company's operations have been funded by the sale of equity securities in both public and private offerings, and debt financing. The Company had working capital of approximately $14.5 million at June 30, 1996, and has historically had negative cash flows from operations. On May 13, 1996, the Company entered into a $50.0 million securities purchase agreement, under which the Company received net proceeds of approximately $45.2 million, in exchange for 8.75% convertible subordinated debentures. The final closing on approximately $15.7 million of convertible subordinated debentures occurred on July 9, 1996. The debentures are convertible into Common Stock of the Company at $11.00 per share at the option of the

Company. Through June 30, 1996, the Company has used approximately $30.3 million of the net proceeds for the repayment of previous debt obligations, to complete two business acquisitions and to finance the Company's operations. The remaining cash reserves of the Company are approximately $9.0 million.

To finance the cash portion of the Richard-Allan acquisition, the Company is obtaining a $35 million bank credit facility. The facility will consist of a $20 million dollar term loan and a $15 million revolving line of credit. The credit facility is to be secured by substantially all the assets of the Company. Additionally, the Company will be required to meet certain financial covenants. While management believes that the acquisition of Richard-Allan, pending the completion of the bank credit facility, is probable, there can be no assurances that financing of the cash portion of the purchase price will ultimately be available on terms acceptable to the Company.

Approximately $600,000 of the Company's restructuring charges are projected to be paid over the next twelve months. The long-term portion consists of redundant facility lease costs to be paid out through 2003 and severance costs to be paid out over the next two years.

The Company's business strategy includes efforts to expand business operations through the acquisition of new products, product lines and businesses. The Company will use a portion of its cash balances or future debt or equity financings to make such future acquisitions. Currently, the Company is evaluating several business acquisitions whose purchase price will be paid in cash or stock.

BUSINESS RISKS

Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, dependence on new products, ability to manage growth, reliance on patents and proprietary rights, government regulation and required approvals, potential healthcare reform, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for fiscal 1996 which has been filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the consolidated financial statements. In management's opinion, the ultimate resolution of claims currently pending will not have a material adverse effect on the Company's business, results of operations or financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit 27  Financial Data Schedule


(b)  Reports on Form 8-K.

     Form 8-K/A - Amendment No. 1 to the Current Report on Form 8-K dated July 1, 1996

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 1996.

                                             UROHEALTH Systems, Inc.
                                             a Delaware corporation



                                          By:  /s/ JAMES L. JOHNSON
                                              ---------------------------------
                                              James L. Johnson
                                              Chief Financial Officer



                                          By:  /s/ JEFFREY J. DUNNIGAN
                                              --------------------------------
                                              Jeffrey J. Dunnigan
                                              Vice President - Finance
                                              (Principal Accounting Officer)