Form 10-Q/A
period 1996-06-30
UROHEALTH SYSTEMS INC
filed 1996-11-08
CIK 873209

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A




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

                                      INDEX





PART I.  FINANCIAL INFORMATION
         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets at June 30, 1996 and
                        March 31, 1996                                                         3

                        Condensed Consolidated Statements of Operations for the Three
                        Months Ended June 30, 1996 and June 30, 1995                           4

                        Condensed Consolidated Statements of Cash Flows for the Three
                        Months Ended June 30, 1996 and June 30, 1995                           5

                        Notes to the Condensed Consolidated Financial Statements               6

         Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                 12



PART II.  OTHER INFORMATION

         Item 1.        Legal Proceedings                                                     13

         Item 6.        Exhibits and Reports on Form 8-K                                      13

                             UROHEALTH SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except par value data)


                                                                              June 30          March 31
                                                                               1996             1996
                                                                             --------         --------
                                                                            (unaudited)
ASSETS
Current Assets :
     Cash and equivalents                                                    $  3,603         $  1,185
     Receivables, net of allowance for doubtful accounts of $1,512
        and $1,644 on June 30, 1996 and March 31, 1996, respectively           11,113            7,337
     Inventories                                                                8,991            5,705
     Prepaids and deposits                                                      2,063            1,685
     Deferred debt issuance costs                                                  --              614
                                                                             --------         --------
Total current assets                                                           25,770           16,526

Property and equipment, net                                                    11,598            8,132
Patents and intangibles, net of accumulated amortization of $2,212
     and $2,102 on June 30, 1996 and March 31, 1996, respectively               4,581            2,135
Deposits and other assets                                                         867              649
Deferred debt issuance costs                                                    4,940               --
Goodwill, net                                                                   7,240              393
                                                                             --------         --------
                                                                             $ 54,996         $ 27,835
                                                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable and accrued expenses                                   $ 10,298         $  9,455
     Restructuring accrual                                                        645            1,345
     Compensation and employee benefits                                         2,141            2,045
     Revolving lines of credit                                                     --            7,123
     Current portion of notes payable and capital leases                          872              286
                                                                             --------         --------
Total current liabilities                                                      13,956           20,254

Long-term liabilities:
     Notes payable                                                                 65              641
     Bank term loan                                                                --            6,000
     Capital leases                                                               181              211
     Convertible note                                                              --            1,284
     Deferred compensation                                                         28               28
     Other liabilities                                                            256              157
     Restructuring accrual, less current portion                                  797              823

Minority interest in consolidated subsidiary                                    1,090            1,073
Redeemable convertible preferred stock                                             --            3,554
Convertible subordinated debentures                                            34,300               --

Common Stockholders' Equity :
     Preferred stock, $.001 par value
         Authorized shares - 5,000,000
         Issued and outstanding shares - none                                      --               --
     Common stock - $0.001 par value
         Authorized - 20,000,000, Issued and outstanding - 14,355,066
         and 12,460,000, respectively                                              14               12
     Warrants                                                                   5,217            2,922
     Additional paid-in capital                                                65,367           55,050
     Deficit                                                                  (66,187)         (64,076)
     Foreign currency adjustment                                                  (88)             (98)
                                                                             --------         --------
          Total common stockholders' (deficit) equity                           4,323           (6,190)
                                                                             --------         --------
                                                                             $ 54,996         $ 27,835
                                                                             ========         ========



See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited, in thousands, except for per share amounts)




                                                                      Three Months Ended
                                                                June 30, 1996    June 30, 1995
                                                                -------------    -------------
Net sales                                                         $ 16,892         $ 12,707
Cost of sales                                                        5,257            4,276
                                                                  --------         --------

Gross profit                                                        11,635            8,431

Operating expenses:
     Selling, general and administrative                             9,106            9,597
     Research and development                                          343              547
     Merger and acquisition costs                                       --              851
                                                                  --------         --------
Total operating expenses                                             9,449           10,995

Income (loss) from operations                                        2,186           (2,564)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                                (18)             (15)
     Interest income                                                    51               44
     Interest expense                                                 (961)             (95)
     Other                                                              --              (62)
                                                                  --------         --------

Net income (loss) before tax and extraordinary item                  1,258           (2,692)
Provision for income tax                                                --              317
                                                                  --------         --------

Net income (loss) before extraordinary item                          1,258           (3,009)
Extraordinary item (early extinguishment of debt)                   (2,973)              --
                                                                  --------         --------
Net loss                                                          $ (1,715)        $ (3,009)
                                                                  ========         ========

Net loss per share:
     Net loss                                                     $ (1,715)        $ (3,009)
     Dividends and accretion on redeemable
          convertible preferred stock                                  398               45
                                                                  --------         --------

     Net loss attributable to common stockholders                 $ (2,113)        $ (3,054)
                                                                  ========         ========


     Income (loss) per share before extraordinary item            $   0.06         $  (0.27)
     Loss per share, extraordinary item                              (0.22)              --
                                                                  --------         --------
     Net loss per share                                           $  (0.16)        $  (0.27)
                                                                  ========         ========

Weighted average number of common shares used
    to compute loss per share                                       13,442           11,473
                                                                  ========         ========



See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)




                                                                        Three Months Ended
                                                                  June 30, 1996    June 30, 1995
                                                                  -------------    -------------
Cash flows from operating activities:
     Net profit (loss)                                              $ (1,715)        $ (3,009)
     Non cash items included in net loss:
          Extraordinary expense                                        2,433               --
          Depreciation and amortization                                  511              501
          Deferred debt issue costs                                      271               --
          Accretion and accrued interest on convertible note              42               22
          Accrued dividend on preferred stock in subsidiary               17
          Loss on disposition of fixed asset                              --               31
          Provision for doubtful accounts                               (200)              --
          Other                                                           10               55
     Changes in operating assets:
          Receivables                                                 (2,984)          (1,370)
          Inventories                                                 (2,714)            (124)
          Prepaids and deposits                                         (597)             528
     Changes in operating liabilities:
          Accounts payable and accrued expenses                       (1,872)             991
          Compensation and employee benefits                              96               18
          Accrued dividend on preferred stock of subsidiary               --               44
          Other liabilities                                              (26)              --
          Accrued restructuring charges                                 (726)             (42)
                                                                    --------         --------
                  Net cash used in operating activities               (7,454)          (2,355)

Cash flows from investing activities:
     Purchase of property and equipment, net                          (3,584)            (870)
     Purchase of patents, net                                            (56)             (12)
     Asset purchase from O. R. Concepts                               (2,784)              --
     Proceeds from sale of investments                                    --              579
     Deposits and other assets                                            --               14
     Other                                                                --              (10)
                                                                    --------         --------
                  Net cash used in investing activities               (6,424)            (299)

Cash flows from financing activities:
     Deferred financing fees paid                                     (4,828)              --
     Issuance of common stock                                            787               28
     Issuance of redeemable convertible preferred stock                   --            1,500
     Proceeds from note payable                                           --              375
     Repayments on revolving line of credit                           (7,323)             965
     Repayments on bank term loan                                     (6,000)              --
     Proceeds from redeemable convertible debentures                  34,300               --
     Principal payments on capital leases and notes payable             (640)            (137)
                                                                    --------         --------
                  Net cash provided by financing activities           16,296            2,731
                                                                    --------         --------

Net (decrease) increase in cash                                        2,418              (77)
Cash, beginning of period                                              1,185            1,331
                                                                    --------         --------
Cash, end of period                                                 $  3,603         $  1,405
                                                                    ========         ========

Supplemental cash flow information:
     Cash paid for interest                                         $    313         $    136
                                                                    ========         ========
Non-cash transaction:
     Warrant issuance in connection with sale of
       convertible subordinated debentures                          $  1,415         $     --
                                                                    ========         ========



See accompanying notes.

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

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


The following summarized, unaudited pro forma results of operations for the three months ended June 30, 1996 and 1995, assume the acquisitions occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):

                                                     1996        1995
                                                    -------     -------
Net sales                                           $23,599     $19,740
Net (loss)                                          $(4,080)    $(1,216)
Net (loss) per share                                $ (0.26)    $ (0.09)


2.  NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the calculation because they are anti-dilutive. Net loss per common share for the three months ended June 30, 1996 has been restated to reflect $295,000 of additional dividends and accretion on redeemable convertible preferred stock resulting from the induced conversion of such stock into the Company's common stock in May 1996.


The Company has restated its loss per share information for the three month period ended June 30, 1996 in this Form 10-Q/A to reflect the impact ($295,000) of warrants issued to induce the conversion of the redeemable convertible preferred stock as an adjustment to arrive at net loss applicable to common stock.


3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).

                                      June 30            March 31
                                       1996                1996
                                      -------            --------
Finished Goods                        $ 3,566            $ 3,424
Raw Materials and Supplies              4,608              1,963
Work in Progress                          817                318
                                      -------            -------
                                      $ 8,991            $ 5,705
                                      =======            =======

4.  DEBT


On May 13, 1996, the Company authorized the issuance of $50.0 million of 8.75% convertible subordinated debentures (the "Debentures") and warrants to purchase 250,000 shares of the Company's common stock at $13.00 per share. The Debentures mature in May 2006 and interest is payable quarterly in arrears. The warrants expire in five years.


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

                                Beginning                                                    Balance at
                              Restructuring     Non-Cash         Cash                         June 30,
                                 Accrual        Charges        Charges    Reclassifications     1996
                                 -------        -------        -------    -----------------  ---------
                                                        (in thousands)
Personnel reduction costs        $ 2,620        $    --        $ 1,609        $  (730)        $   281
Facility reduction costs           2,836          1,199          1,482            730             885
                                 -------        -------        -------        -------         -------
                                 $ 5,456        $ 1,199        $ 3,091        $    --         $ 1,166
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


7.  CONTINGENCIES

The Company is a defendant in approximately five lawsuits seeking damages against the Company in products liability and related theories. The Company has also been notified of certain other products liability claims that may become the subject of lawsuits in the future. The Company is being defended in such lawsuits by law firms selected by the Company's products liability insurer(s).

In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.


8.  LITIGATION

See Part II, Item 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

      Net Sales. For the quarter ended June 30, 1996, net sales of $16,892,000 were $4,185,000 or 33% higher than sales of $12,707,000 for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $4,100,554 or 44% to $13,506,000, and the release of the Company's Endoview product which generated sales of $726,000 during the month ended June 30, 1996.

      Gross Profit. For the quarter ended June 30, 1996, gross profit increased $3,204,000 or 38% over the same period in 1995. The gross margin percentage increased from 66% to 69% for the quarter ended June 30, 1996 largely due to sales growth in the Company's higher margin impotence product line.

      Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1996 decreased $491,000 or 5% over the same period in 1995. The Company closed two facilities in January 1996 which contributed to administrative cost savings during the quarter ended June 30, 1996.

      Research and Development. Research and development costs for the quarter ended June 30, 1996 decreased $204,000 or 37% over the same period in 1995 due to the Company's decision to narrow the focus of such efforts, and to adopt a program of actively acquiring or licensing developed technology.

      Interest Expense. Interest expense for the quarter ended June 30, 1996 increased $866,000 or 912% over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures.


LIQUIDITY AND CAPITAL RESOURCES


Through July 1996, the Company's operations have been funded by the sale of equity securities in both public and private offerings, and debt financing. The Company had working capital of approximately $12.4 million at June 30, 1996, and has historically had negative cash flows from operations. On May 13, 1996, the Company entered into a $50.0 million securities purchase agreement, under which the Company received net proceeds of approximately $45.2 million, in exchange for 8.75% convertible subordinated debentures. The final closing on approximately $15.7 million of convertible subordinated debentures occurred on July 9, 1996. The debentures are convertible into Common Stock of the Company at $11.00 per share at the option of the

Company. Through June 30, 1996, the Company has used approximately $30.3 million of the net proceeds for the repayment of previous debt obligations, to complete two business acquisitions and to finance the Company's operations. The remaining cash reserves of the Company are approximately $9.0 million.

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