Form 10-K/A
period 1996-03-31
UROHEALTH SYSTEMS INC
filed 1997-01-09
CIK 873209

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)


       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM JULY 1, 1995 TO MARCH 31, 1996

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


           5 CIVIC PLAZA, SUITE 100, NEWPORT BEACH, CALIFORNIA 92660
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 668-5858


       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   None



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                  Common Stock


                       Warrants to Purchase Common Stock


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   [X]     No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $114,717,302. The number of shares outstanding of the Registrants's Common Stock as of May 31, 1996 was 14,183,034.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA


     The following selected consolidated financial data of the Company has been derived from the financial statements of UROHEALTH which have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and includes the statements of operations and balance sheet data for Osbon, Advanced, Dacomed and Allstate which acquisitions were accounted for as pooling-of-interests transactions. The selected consolidated financial data for the Company as of March 31, 1996 and for the nine months ended March 31, 1996 and as of June 30, 1995 and for the year ended June 30, 1995 are derived from the consolidated financial statements of UROHEALTH which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data for the year ended June 30, 1994 are derived from the consolidated financial statements of UROHEALTH which have been audited by Cherry, Bekaert & Holland LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein. The selected consolidated financial data set forth below for the years ended June 30, 1992 and 1993 and as of June 30, 1992, 1993 and 1994 are derived from audited financial statements not included herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of UROHEALTH included elsewhere herein.



                                                                                 NINE MONTHS ENDED
                                             YEAR ENDED JUNE 30,                     MARCH 31,
                                  ------------------------------------------    --------------------
                                   1992       1993        1994        1995        1995        1996
                                  -------    -------    --------    --------    --------    --------
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
  Net sales.....................  $26,797    $32,565    $ 37,828    $ 45,453    $ 32,746    $ 39,641
  Net loss from operations......  $(3,533)   $(9,535)   $(19,437)   $(17,007)   $(14,442)   $(16,485)
  Net loss......................  $(4,026)   $(9,985)   $(20,127)   $(18,506)   $(15,497)   $(17,998)
  Loss per share................  $ (0.40)   $ (0.88)   $  (1.77)   $  (1.52)   $  (1.28)   $  (1.50)



                                                        JUNE 30,
                                     ----------------------------------------------      MARCH 31,
                                      1992         1993         1994         1995          1996
                                     -------      -------      -------      -------      ---------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)........  $16,974      $14,330      $ 8,346      $ 4,043       $(3,728)
  Total assets.....................  $28,177      $28,686      $25,075      $26,174       $27,835
  Long-term liabilities, minority
     interest in subsidiary and
     redeemable preferred stock....  $   125      $ 1,292      $ 3,386      $ 5,219       $13,771
  Common stockholders' equity......  $22,964(1)   $20,390      $14,339      $10,538       $(6,190)


---------------
(1) Amount reflects the sale of 1,378,500 Units providing net proceeds to the Company of approximately $9.7 million.


     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     The information required by this item is set forth herein. Such information is listed under Item 14 of Part IV of this report.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Company are included herein:


                                                                                    PAGE OR
                                                                                METHOD OF FILING
                                                                                ----------------
(a)(1) CONSOLIDATED FINANCIAL STATEMENTS
          (1)  Report of Independent Auditors - Ernst & Young LLP.............         F-1
          (2)  Report of Independent Certified Public Accountants - Cherry,
               Bekaert & Holland LLP..........................................         F-2
          (3)  Report of Independent Auditors - Doane Raymond.................         F-3
          (4)  Independent Auditors' Reports of KPMG Peat Marwick LLP.........         F-4
          (5)  Independent Auditors' Report of Coopers & Lybrand L.L.P........         F-6
          (6)  Consolidated Balance Sheets at June 30, 1995 and March 31,
               1996...........................................................         F-7
          (7)  Consolidated Statements of Operations for the Years Ended June
               30, 1994 and 1995 and for the nine months ended March 31,
               1996...........................................................         F-8
          (8)  Consolidated Statements of Common Stockholders' Equity for the
               Years Ended June 30, 1994 and 1995 and for the nine months
               ended March 31, 1996...........................................         F-9
          (9)  Consolidated Statements of Cash Flows for the Years Ended June
               30, 1994 and 1995 and for the nine months ended March 31,
               1996...........................................................        F-10
          (10) Notes to the Consolidated Financial Statements.................        F-11
   (2) FINANCIAL STATEMENT SCHEDULES
          Independent Auditors Reports........................................         S-1
          Schedule II--Consolidated Valuation Accounts........................         S-3


     All other financial statement schedules have been omitted because they are inapplicable or the information required thereby is included in the financial statements.

     (3) EXHIBITS

     Reference is made to the Exhibit Index immediately preceding the exhibits hereto for the exhibits included herein.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K filed by the Company during the last quarter of the fiscal period ended March 31, 1996.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
UroHealth Systems, Inc.

     We have audited the accompanying consolidated balance sheets of UroHealth Systems, Inc. as of March 31, 1996, and June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended March 31, 1996 and the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. We did not audit the fiscal 1995 financial statements of Dacomed Corporation, a wholly-owned subsidiary, which statements reflect total assets and total revenues constituting 4% and 10% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included in the fiscal 1995 consolidated financial statements for Dacomed Corporation, is based solely on the report of other auditors.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.



     In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UroHealth Systems, Inc. at March 31, 1996 and June 30, 1995, and the consolidated results of its operations and its cash flows for the nine months ended March 31, 1996 and the year ended June 30, 1995 in conformity with generally accepted accounting principles.


                                          /s/  ERNST & YOUNG LLP
                                          --------------------------------------
                                               Ernst & Young LLP

Orange County, California
June 4, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of


UroHealth Systems, Inc.



     We have audited the consolidated statements of operations, common stockholders' equity, and cash flows of Urohealth Systems, Inc. for the year ended June 30, 1994 (restated to reflect the acquisitions of Osbon Medical Systems, Ltd., Dacomed Corporation, Allstate Medical Products, Inc., and Advanced Surgical Inc., each accounted for as a pooling-of-interests). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the fiscal 1994 financial statements of Dacomed Corporation, UroHealth Systems, Inc. (pre-acquisitions), Allstate Medical Products, Inc., and Advanced Surgical, Inc., (collectively "the Companies") which statements reflect total net sales (in thousands) of $8,920 (24% of total net sales), $4,258 (11% of total net sales), $2,215 (6% of total net sales), and $1,754 (5% of total net sales), respectively, for the year ended June 30, 1994. Those statements were audited by other auditors, other than the financial statements of Allstate Medical Products, Inc. which are immaterial and unaudited, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Companies, is based solely on the reports of the other auditors.



     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.



     In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of UroHealth Systems, Inc. for the year ended June 30, 1994, in conformity with generally accepted accounting principles.



                                          /s/ Cherry, Bekaert & Holland, L.L.P.


                                          --------------------------------------

                                              Cherry, Bekaert & Holland, L.L.P.



Augusta, Georgia


January 8, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the Directors of
UroHealth Systems, Inc.

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of UroHealth Systems, Inc. for the year ended June 30, 1994 (not included herein) presented under United States generally accepted accounting principles. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     Under date of August 22, 1994, we previously reported, without qualification, on the consolidated statements of operations, shareholders' equity and cash flows of the company for the year ended June 30, 1994 presented in accordance with accounting principles generally accepted in Canada.

     In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations of the company and its cash flows for the year ended June 30, 1994 in accordance with accounting principles generally accepted in the United States.



                                          /s/  DOANE RAYMOND
                                          --------------------------------------
                                               Chartered Accountants

Toronto, Canada
August 22, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dacomed Corporation:


     We have audited the consolidated balance sheet of Dacomed Corporation and subsidiary as of June 24, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year then ended (not included separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dacomed Corporation and subsidiary as of June 24, 1995, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.

                                          /s/  KPMG PEAT MARWICK LLP
                                          --------------------------------------
                                               KPMG Peat Marwick LLP

Minneapolis, Minnesota
October 10, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dacomed Corporation:


     We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Dacomed Corporation and subsidiary for the fiscal year ended October 29, 1994 (not included separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dacomed Corporation and subsidiary for the fiscal year ended October 29, 1994, in conformity with generally accepted accounting principles.


                                          /s/  KPMG PEAT MARWICK LLP
                                          --------------------------------------
                                               KPMG Peat Marwick LLP

Minneapolis, Minnesota
December 19, 1994

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advanced Surgical, Inc.:


     We have audited the consolidated balance sheet of Advanced Surgical, Inc. and subsidiary as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Surgical, Inc. and subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


     The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. The Company anticipates that losses and negative cash flows from operations will continue and that cash resources currently available may not be sufficient to sustain operations through 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          /s/  COOPERS & LYBRAND L.L.P.
                                          --------------------------------------
                                               Coopers & Lybrand L.L.P.


Princeton, New Jersey
February 24, 1995

                            UROHEALTH SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        UNAUDITED
                                                                                        PRO FORMA
                                                             JUNE 30,     MARCH 31,     MARCH 31,
                                                               1995         1996          1996
                                                             --------     ---------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
ASSETS
Current assets:
  Cash and equivalents.....................................  $  1,051      $  1,185      $ 33,695
  Short-term investments...................................     1,026            --            --
  Receivables, net of allowance for doubtful accounts of
     $538
     and $1,644 in 1995 and 1996, respectively.............     6,666         7,337         7,337
  Note receivable from officer of subsidiary...............       105            --            --
  Inventories..............................................     4,680         5,705         5,705
  Prepaids and deposits....................................       932         1,685         1,685
  Deferred debt issuance costs.............................        --           614         4,731
                                                             --------      --------      --------
Total current assets.......................................    14,460        16,526        53,153
Property and equipment, net................................     8,698         8,132         8,132
Patents and intangibles, net of accumulated amortization of
  $1,860
  and $2,102 in 1995 and 1996, respectively................     2,334         2,135         2,135
Deposits and other assets..................................       273           649           649
Goodwill...................................................       409           393           393
                                                             --------      --------      --------
                                                             $ 26,174      $ 27,835      $ 64,462
                                                             ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses....................  $  6,670      $  9,455      $  9,455
  Compensation and employee benefits.......................     1,259         2,045         2,045
  Restructuring accrual....................................       268         1,345         1,345
  Revolving lines of credit................................     1,689         7,123            --
  Current portion of notes payable and capital leases......       531           286           286
                                                             --------      --------      --------
Total current liabilities..................................    10,417        20,254        13,131
Long-term liabilities:
  Notes payable............................................     1,077         6,641           641
  Capital leases...........................................       323           211           211
  Convertible note.........................................     1,077         1,284            --
  Other liabilities........................................       151           185           185
  Restructuring, less current portion......................       218           823           823
Minority interest in consolidated subsidiary...............     1,230         1,073         1,073
Redeemable convertible preferred stock.....................     1,143         3,554            --
Convertible subordinated debentures........................        --            --        50,000
Commitments and contingencies
Common stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized shares -- 5,000,000
     Issued and outstanding shares -- none.................        --            --            --
  Common stock, $0.001 par value
     Authorized shares -- 20,000,000
     Issued and outstanding shares -- 12,287,000 and
       12,460,000, respectively (13,266,000 pro forma).....        12            12            13
  Warrants.................................................     1,402         2,922         4,172
  Additional paid-in capital...............................    52,820        55,050        59,887
  Foreign currency adjustment..............................       115           (98)          (98)
  Deficit..................................................   (43,811)      (64,076)      (65,576)
                                                             --------      --------      --------
Total common stockholders' equity..........................    10,538        (6,190)       (1,602)
                                                             --------      --------      --------
                                                             $ 26,174      $ 27,835      $ 64,462
                                                             ========      ========      ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         NINE
                                                                                        MONTHS
                                                              YEAR ENDED JUNE 30,        ENDED
                                                             ---------------------     MARCH 31,
                                                               1994         1995         1996
                                                             --------     --------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net sales..................................................  $ 37,828     $ 45,453      $ 39,641
Cost of sales..............................................    13,993       16,159        12,896
                                                             --------     --------      --------
Gross profit...............................................    23,835       29,294        26,745
Operating expenses:
  Selling, general and administrative......................    32,802       35,145        32,218
  Research and development.................................     9,470        8,805         1,324
  Restructuring charges....................................        --        1,200         5,456
  Direct acquisition costs.................................        --          851         4,232
  Settlement of litigation.................................     1,000          300            --
                                                             --------     --------      --------
Total operating expenses...................................    43,272       46,301        43,230
                                                             --------     --------      --------
Loss from operations.......................................   (19,437)     (17,007)      (16,485)
Other income (expense):
  Minority interest consisting of accrued dividends on
     preferred stock of subsidiary.........................      (175)         (78)          (55)
  Interest income..........................................       318          263            23
  Interest expense.........................................      (267)        (303)       (1,002)
  Other....................................................        --            5           (48)
                                                             --------     --------      --------
Loss before taxes..........................................   (19,561)     (17,120)      (17,567)
Provision for income taxes.................................       566        1,386           431
                                                             --------     --------      --------
Net loss...................................................  $(20,127)    $(18,506)     $(17,998)
                                                             ========     ========      ========
Net loss per share:
  Net loss.................................................  $(20,127)    $(18,506)     $(17,998)
                                                             --------     --------      --------
  Dividends and accretion on redeemable convertible
     preferred stock.......................................        --          (45)         (579)
                                                             --------     --------      --------
  Net loss attributable to common stockholders.............  $(20,127)    $(18,551)     $(18,577)
                                                             ========     ========      ========
  Net loss per share.......................................  $  (1.77)    $  (1.52)     $  (1.50)
                                                             ========     ========      ========
Weighted average number of shares used to compute net loss
  per share................................................    11,384       12,235        12,344
                                                             ========     ========      ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON STOCK                   ADDITIONAL                  FOREIGN
                                       ------------------                 PAID-IN                   CURRENCY
                                       SHARES     AMOUNT     WARRANTS     CAPITAL      DEFICIT     TRANSLATION     TOTAL
                                       ------    --------    --------    ----------    --------    -----------    --------
Balance at June 30, 1993.............  11,003    $ 34,238     $   --       $ 3,235     $(17,083)      $  --       $ 20,390
  Redeemable common stock............      --          --         --          (281)          --          --           (281)
  Stock compensation.................      --          --         --           926           --          --            926
  Exercise of options and warrants...      56         195         --             1           --          --            196
  Stockholder distribution...........      --          --         --            --          (85)         --            (85)
  Change in valuation of redeemable
     common stock....................      --          --         --            --          281          --            281
  Foreign currency translation.......      --          --         --            --            8          --              8
  Issue of shares subscribed.........     250         598         --            --           --          --            598
  Cancellation of stock options......      --          --         --           (10)          --          --            (10)
  Exchange of preferred stock of
     subsidiary......................     323       4,453         --            --           --          --          4,453
  Purchase of Laparomed
     Corporation.....................     236       6,990         --            --           --          --          6,990
  Net loss...........................      --          --         --            --      (20,127)         --        (20,127)
  Net unrealized gain/loss on
     investments.....................      --          --         --            --           --          --
  Settlement of litigation...........      --          --      1,000            --           --          --          1,000
                                       ------    --------     ------       -------     --------       -----       --------
Balance at June 30, 1994.............  11,868      46,474      1,000         3,871      (37,006)         --         14,339
  Exercise of options and warrants...      55          87         --            --           --          --             87
  Issuance of common shares..........     169         899         --            95           --          --            994
  Warrants...........................      --          --        402            --           --          --            402
  Exchange of preferred stock of
     subsidiary......................     195       2,720         --            --           --          --          2,720
  Reincorporation in Delaware........      --     (50,168)        --        50,168           --          --             --
  Adjustment for pooling of
     interest........................      --          --         --            --       10,432          --         10,432
  Dividends and accretion on
     redeemable convertible preferred
     stock...........................      --          --         --            --          (45)         --            (45)
  Net loss...........................      --          --         --            --      (18,506)         --        (18,506)
  Foreign currency translation.......      --          --         --            --           --         115            115
                                       ------    --------     ------       -------     --------       -----       --------
Balance at June 30, 1995.............  12,287          12      1,402        54,134      (45,125)        115         10,538
  Adjustments for pooling of
     interests.......................      --          --         --            --         (374)         --           (374)
  Exercise of options and warrants...     170          --         --           871           --          --            871
  Exchange of preferred stock of
     subsidiary......................       3          --         --            45           --          --             45
  Dividends and accretion on
     redeemable convertible preferred
     stock...........................      --          --         --            --         (579)         --           (579)
  Warrants...........................      --          --      1,520            --           --          --          1,520
  Net loss...........................      --          --         --            --      (17,998)         --        (17,998)
  Foreign currency translation.......      --          --         --            --           --        (213)          (213)
                                       ------    --------     ------       -------     --------       -----       --------
Balance at March 31, 1996............  12,460    $     12     $2,922       $55,050     $(64,076)      $ (98)      $ (6,190)
                                       ======    ========     ======       =======     ========       =====       ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED JUNE 30,      NINE MONTHS ENDED
                                                                          ---------------------         MARCH 31,
                                                                            1994         1995             1996
                                                                          --------     --------     -----------------
OPERATING ACTIVITIES
Net loss................................................................  $(20,127)    $(18,506)        $ (17,998)
Noncash items included in net loss:
  Depreciation and amortization.........................................     1,612        2,723             1,422
  Loss on retirement/write-off of assets................................       114           26               629
  Deferred income taxes.................................................       160           46              (110)
  Amortization of deferred loan costs...................................        --           --               637
  Settlement of litigation..............................................     1,000           --                --
  Increase in provision for doubtful accounts...........................       322           54             1,106
  Stock compensation....................................................       936           --                --
  Other.................................................................         8          147                49
  Equity issued for purchased research and development..................     5,312        5,312                --
Changes in operating assets and liabilities:
  Receivables...........................................................    (1,472)      (1,563)           (1,743)
  Inventories...........................................................      (399)        (604)           (1,092)
  Prepaids and deposits.................................................       110         (261)           (1,044)
  Note receivable from related party....................................       (40)         (60)               --
  Other.................................................................       (64)         469                --
  Accounts payable and accrued expenses.................................       659        2,968             2,909
  Compensation and employee benefits....................................       (18)         343               729
  Accrued dividends on preferred stock of subsidiary....................       175          132                --
  Accrued restructuring charges.........................................        --          486             2,005
  Other.................................................................        24           76                --
                                                                          --------     --------          --------
Net cash used in operating activities...................................   (11,688)      (8,212)          (12,501)
INVESTING ACTIVITIES
Purchase of investments.................................................    (2,280)      (2,280)               --
Purchases of property and equipment, net................................    (1,935)      (3,469)           (2,596)
Proceeds from disposal of property and equipment........................      (163)           5               788
Cash acquired from acquisition of business..............................     1,008           --                --
Sale of investments.....................................................     5,972        6,361             1,026
Patents/intangibles.....................................................      (398)        (315)              (43)
Deposits and other assets...............................................       324        1,162                --
Other...................................................................       (60)         (31)               --
                                                                          --------     --------          --------
Net cash provided by (used in) investing activities.....................     2,468        1,433              (825)
FINANCING ACTIVITIES
Issuance of common shares...............................................       177          748                --
Exercise of employee stock options......................................        18            1               700
Issuance of preferred stock by subsidiary...............................     6,286        1,831                --
Issuance of redeemable convertible preferred stock......................        --        1,500             1,830
Issuance of warrants....................................................        --           --               670
Proceeds from notes payable.............................................       314          738                --
Proceeds from term loan.................................................        --           --             5,579
Proceeds from issuance of convertible debt..............................        --        1,000                --
Proceeds from revolving lines of credit.................................    11,280        9,278             5,568
Principal payments on notes payable and capital leases..................      (761)        (724)             (887)
Principal payments on lines of credit...................................   (11,021)      (9,022)               --
Cash paid for shareholder distribution..................................       (85)          --                --
                                                                          --------     --------          --------
Net cash provided by financing activities...............................     6,208        5,350            13,460
                                                                          --------     --------          --------
Net increase (decrease) in cash.........................................    (3,012)      (1,429)              134
Cash, beginning of year.................................................     6,798        3,994             1,051
                                                                          --------     --------          --------
Cash, end of year.......................................................  $  3,786     $  2,565             1,185
                                                                          ========     ========          ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases.................................  $    235     $    160                --
                                                                          ========     ========          ========
Preferred stock of subsidiary exchanged for common shares of the
  Company...............................................................  $  4,452     $  2,721                45
                                                                          ========     ========          ========
Shares subscribed for in 1992 for which common shares were issued in
  1994..................................................................  $    598     $     --                --
                                                                          ========     ========          ========
Equity issued in acquisition of a business..............................        --        6,990                --
                                                                          ========     ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................................................  $     57     $    195               912
                                                                          ========     ========          ========
Cash paid for taxes, net of refunds.....................................  $      5     $  1,262             1,010
                                                                          ========     ========          ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION

  Description of the Company

     UROHEALTH Systems, Inc. (the "Company") is engaged in the manufacture, marketing and distribution of products used by urologists and gynecologists. The Company is focused on developing a broad range of products specific to these two specialities using a direct sales distribution channel.

  Basis of Financial Statement Presentation

     In 1996, the Company changed its fiscal year end to March 31. Fiscal 1996 is a nine month transition period ended March 31, 1996.

     During the nine month period ended March 31, 1995, the Company's results of operations included: net sales of $32.7 million; gross profits of $21.7 million; income taxes of $1.0 million; net loss of $15.5 million; and net loss per share of $1.28.

     Financial information for fiscal years 1994 and 1995 has been restated to reflect mergers with Osbon Medical Systems Ltd., Dacomed Corporation, Advanced Surgical, Inc. and Allstate Medical Products, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation and certain amounts have been reclassified in prior periods to conform to the current period presentation.

  Unaudited Pro Forma Financial Information

     The accompanying pro forma balance sheet as of March 31, 1996 has been prepared assuming the Company completed a private placement of $50.0 million of convertible subordinated debentures and converted the convertible note and redeemable convertible preferred stock into common stock as of that date.

     The first and second closings of a private placement of $50.0 million, 8.75% convertible debentures were completed on May 13, 1996 and May 20, 1996, respectively, and upon consummation of the third closing, is estimated to provide proceeds of approximately $45.0 million, net of debt issuance costs (Note 7). The Company used $16.5 million of the private placement proceeds to repay amounts outstanding under a Credit Agreement. As of March 31, 1996, approximately $13.1 million was outstanding under the Credit Agreement (Note 6). In connection with the $50.0 million private placement, a break-up fee consisting of $500,000 cash and 200,000 warrants, was paid to the lender under the Credit Agreement. The warrants have an exercise price of $9.15 and expire in May 2001. The break-up fee and unamortized deferred loan costs related to the Credit Agreement totaling approximately $2.0 million, net of taxes, will be recorded as an extraordinary expense in fiscal 1997.

     Also on May 13, 1996, obligations under the convertible note and redeemable convertible preferred stock, totalling approximately $8.5 million, were exchanged for 1,414,827 shares of the Company's common stock, (Note 8). As of March 31, 1996, approximately $4.8 million was outstanding under these securities and were convertible into approximately 806,000 shares.

  Business Combinations

     In December 1995, the Company acquired all of the outstanding common stock of Osbon Medical Systems, Ltd. (Osbon), a private healthcare company in the urological products field and Advanced Surgical, Inc. (Advanced), a publicly held manufacturer and distributor of minimally invasive surgical products and a proprietary female incontinence product under development. The acquisitions were completed in two separate transactions both of which have been accounted for as pooling of interests and accordingly, the accompanying consolidated financial statements of the Company include the assets, liabilities and operations of these companies with those of the Company for all periods presented. The Company issued 5,937,833 shares of its common stock in connection with these acquisitions.

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

     In July 1995, the Company acquired all of the outstanding common stock of Dacomed Corporation (Dacomed), a private healthcare company in the urological products field and Allstate Medical Products, Inc. (Allstate), a private manufacturer and distributor of disposable urinary incontinence products. The acquisitions were completed in two separate transactions both of which have been accounted for as pooling of interests and accordingly, the accompanying consolidated financial statements of the Company include the assets, liabilities and operations of these companies with those of the Company for all periods presented. The Company issued 1,800,856 shares of its common stock in connection with these acquisitions.

     The results of operations previously reported by Osbon, Advanced, Dacomed and Allstate included in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                                     NINE
                                                                                    MONTHS
                                                          YEAR ENDED JUNE 30,        ENDED
                                                         ---------------------     MARCH 31,
                                                           1994         1995         1996
                                                         --------     --------     ---------
    Net sales:
      Osbon............................................  $ 20,681     $ 25,767      $ 23,653
      Advanced.........................................     1,754        2,231         1,223
      Dacomed..........................................     8,920        9,300         8,017
      Allstate.........................................     2,215        2,275         1,798
      UroHealth........................................     4,258        5,880         4,950
                                                         --------     --------      --------
              Combined.................................  $ 37,828     $ 45,453      $ 39,641
                                                         ========     ========      ========
    Net income (loss):
      Osbon............................................  $    813     $  2,035      $    528
      Advanced.........................................   (13,068)     (12,283)       (2,408)
      Dacomed..........................................    (1,389)        (692)       (1,310)
      Allstate.........................................       148          (42)         (623)
      UroHealth........................................    (6,631)      (7,524)      (14,185)
                                                         --------     --------      --------
              Combined.................................  $(20,127)    $(18,506)     $(17,998)
                                                         ========     ========      ========

     Prior to the December 1995 merger, Osbon prepared its financial statements on the basis of a September 30 fiscal year and Advanced had a December 31 year end. The consolidated results of operations for the years ended June 30, 1994 and 1995 include the results of operations of Osbon for the years ended September 30, 1994 and 1995, respectively. Accordingly, revenues of approximately $6,809,000 and net income from operations of $373,000 were included in the consolidated results of operations for both fiscal periods ended June 30, 1995 and March 31, 1996. The consolidated results of operations for the years ended June 30, 1994 and 1995 include the results of operations of Advanced for the year ended December 31, 1994 and for the year ended June 30, 1995, respectively. Accordingly, revenues of approximately $1,111,000 and net loss from operations of $10,154,000 for Advanced were included in both the June 30, 1994 and 1995 consolidated results of operations.

     Prior to the July 1995 merger, Dacomed and Allstate prepared their financial statements on the basis of an October 31 and December 31 fiscal year end, respectively. Revenues of approximately $3,500,000 and net loss from operations of $315,000 of Dacomed for the period from July 1, 1994 to October 31, 1994 were included in both the June 30, 1994 and 1995 consolidated results of operations. Revenues of approximately $1,100,000 and net income of $74,000 of Allstate for the period from July 1, 1994 to December 31, 1994 were included in both the June 30, 1994 and 1995 consolidated results of operations.

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

     No adjustments were required to be made to the net assets of the combining enterprises to conform accounting practices. There was no effect on net income previously reported. The individual fiscal years of the merged companies were not changed.

     On March 17, 1995, the Company acquired all of the issued and outstanding stock of UroHealth of Kentucky, Inc. in exchange for an aggregate of 25,000 shares of the Company's common stock and assumption of debt, aggregating approximately $137,000 to two principal stockholders of UroHealth of Kentucky, Inc. The acquisition of UroHealth of Kentucky, Inc. has been accounted for by the purchase method of accounting and, accordingly, the operations are included in the accompanying consolidated financial statements from the acquisition date. The excess of cost over fair value of net assets acquired in this transaction has been allocated to goodwill in the consolidated balance sheet. In addition, one principal stockholder entered into an employment agreement, two principal stockholders entered into consulting arrangements with the Company, and all three principal stockholders are entitled to receive, in the aggregate, fifty percent of the Company's net profits generated from future incontinence clinics operated by the Company if employing the UroHealth of Kentucky, Inc. operating model.

     On July 27, 1994 through its Advanced subsidiary, the Company purchased all of the outstanding capital stock of Laparomed Corporation, a developer, manufacturer and marketer of single-use instruments for minimally invasive surgery, primarily laparoscopic procedures used by gynecologists and general surgeons, in exchange for 236,000 shares of the Company's common stock. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $6,990,000 approximates the fair value of the net assets acquired. The operating results of this acquisition, including purchased research and development as a result of this acquisition, are included in the Company's consolidated results of operations from the date of the Laparomed acquisition. During the fiscal year ended June 30, 1995, the Company incurred approximately $1,665,000 related to the relocation of Laparomed's operations and employee termination costs.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Revenue from sales of manufactured products is recognized upon shipment to customers.

  Cash and Equivalents

     Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

  Property and Equipment

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Depreciation and amortization are provided on the straight line method over the assets estimated useful lives. Estimated useful lives range from five to seven years for office equipment, five to ten years for equipment and tooling, ten years for molds and three to five years for vehicles. For leasehold improvements, the useful life is determined to be the original term of the lease.

  Patents, Intangibles and Goodwill

     Intangible assets consisting of patents, trademarks and goodwill are amortized on a straight-line basis over various periods up to twenty years. Intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. An intangible asset is deemed to be impaired when the unamortized balance exceeds the undiscounted estimated future cash flows from the related assets.

                            UROHEALTH SYSTEMS, INC.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Advertising Expense

     Advertising and promotion costs are expensed when incurred. Such costs in fiscal 1994, 1995 and 1996 were $952,000, $1,037,000 and $727,000, respectively.

  Research and Development Expense

     Research and development expenses are charged against income as incurred.

  Warranty and Product Liability Costs

     Estimated warranty costs, insurance deductible amounts associated with product liability claims, and an amount for incurred but not reported product liability incidents are accrued in the period the products are sold. Actual costs are charged against the accrual when paid.

  Per Share Information

     Net loss per share is based on net income attributable to common stockholders and the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the calculation as they are anti-dilutive.

  Recent Accounting Pronouncements

     Effective March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of ("FAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FAS 121 during the first quarter of fiscal 1996 and, with no material effect to its financial statement position or results of operations.

     In November 1995, the Financial Accounting Standards Board issued Statement No. 123 Accounting for Stock Based Compensation ("FAS 123"). The Company has elected to continue accounting for stock options under APB No. 25 Accounting for Stock Issued to Employees and adopt the pro forma disclosure provisions of FAS
123. The adoption of FAS 123 would not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1995.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            UROHEALTH SYSTEMS, INC.

3.  INVESTMENTS

     All investments have been classified as available-for-sale, and are carried at fair value or amortized cost. At June 30, 1995, investments consist of mutual funds, corporate bonds and certificates of deposits in the amounts of $1.0 million, $20,000 and $6,000, respectively. All debt securities carried as investments matured in six months or less.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                      JUNE 30,     MARCH 31,
                                                                        1995         1996
                                                                      --------     ---------
    Office equipment................................................   $ 4,027      $ 4,560
    Equipment and tooling...........................................     5,582        3,920
    Molds...........................................................     2,169        2,177
    Leasehold improvements..........................................       462        1,150
    Building........................................................     1,265        1,718
    Land............................................................       247          247
    Other...........................................................       484          962
                                                                       -------      -------
                                                                        14,236       14,734
    Accumulated depreciation........................................     5,538        6,602
                                                                       -------      -------
                                                                       $ 8,698      $ 8,132
                                                                       =======      =======
    Equipment recorded under capital leases included above..........   $   534          534
    Accumulated depreciation thereon................................        80          124
                                                                       -------      -------
                                                                       $   454      $   410
                                                                       =======      =======

5.  INVENTORIES

     Inventories are carried at the lower of cost, determined on the first-in, first-out basis, or market and consist of the following (in thousands):

                                                                       JUNE 30,     MARCH 31,
                                                                         1995         1996
                                                                       --------     ---------
    Raw materials and supplies.......................................   $1,783        $1,963
    Work in progress.................................................      262           318
    Finished goods...................................................    2,635         3,424
                                                                        ------        ------
                                                                        $4,680        $5,705
                                                                        ======        ======

                            UROHEALTH SYSTEMS, INC.

6.  NOTES PAYABLE AND LINES OF CREDIT

     Notes payable consist of the following (dollars in thousands):

                                                                                     MARCH
                                                                       JUNE 30,       31,
                                                                         1995         1996
                                                                       --------     --------
    Term loan under Credit Agreement, repaid May 13, 1996..........     $   --       $6,000
    Bank note, interest at prime plus 3%, repaid in November
      1995.........................................................        375           --
    Bank note, interest at 8.75%, repaid in April 1996.............        338          326
    Bank note, interest at 8.75%, repaid in April 1996.............        253          221
    Bank note dated December 21, 1992, due in 180 monthly
      installments with interest at 8.75% collateralized by a
      building.....................................................        180          175
    Unsecured bank notes with interest rates of prime plus .5% to
      10%, repaid in October 1995..................................        170           --
    Bank note dated April 29, 1994, due in 36 monthly installments
      with interest at 8.75%; collateralized by equipment..........         42           41
    Bank note dated February 11, 1994, due in 30 monthly
      installments with interest at 8.75%; collateralized by
      equipment....................................................         34           29
    Various notes payable with interest from 8.5% to 10%, due dates
      through August 1, 1997, secured by equipment.................         43           19
                                                                        ------       ------
                                                                         1,435        6,811
              Less current maturities..............................        358          170
                                                                        ------       ------
                                                                        $1,077       $6,641
                                                                        ======       ======

     Revolving lines of credit consist of the following (dollars in thousands):

                                                                       JUNE 30,     MARCH 31,
                                                                         1995         1996
                                                                       --------     ---------
    Line of credit under Credit Agreement, interest at prime rate
      plus 4%, repaid in May 1996....................................   $   --        $5,500
    Line of credit with a bank in the lesser of $2,000 or 80% of subsidiaries' qualifying accounts receivable; interest at the bank's prime minus .25%; guaranteed by a stockholder of the
      company; repaid in May 1996....................................      986         1,623
    Line of credit with interest at the bank's reference rate plus
      2.5%; repaid in April 1996.....................................      378            --
    Line of credit, interest at bank prime plus 2%, repaid in
      November 1995..................................................      150            --
    Line of credit, interest at bank prime plus 2%, repaid in October
      1995...........................................................      175            --
                                                                        ------        ------
                                                                        $1,689        $7,123
                                                                        ======        ======

     In October 1995, the Company refinanced all lines of credit assumed under the Dacomed and Allstate mergers under a Credit Facility which provided for borrowings up to $2.6 million under a revolving line of credit and maintained an existing $375,000 term loan. In connection with the Credit Facility the Company also granted 50,000 warrants with a five year term and an exercise price of $10.50.

     In November 22, 1995, the Company refinanced the $2.6 million revolving line of credit and the $375,000 term loan under the Credit Facility, entering into a $10.0 million Credit Agreement with a new bank. The Credit Agreement consisted initially of a $6.0 million term loan and a $4.0 million revolving line of credit. The revolving line of credit under the Credit Agreement was increased to $5.5 million in March 1996 and to $10.5 million in April 1996. Interest on all borrowings under the Credit Agreement was at the bank's prime rate plus 4.0% (plus 2.0% in the event of default). The Credit Agreement was repaid with proceeds from the sale of convertible subordinated debentures in May 1996.

                            UROHEALTH SYSTEMS, INC.

6.  NOTES PAYABLE AND LINES OF CREDIT (CONTINUED)

     In connection with the initial borrowings under the Credit Agreement, the Company granted a warrant to purchase 366,667 shares of the Company's common stock at $9.15 per share. The warrant expires on November 22, 2000. In connection with subsequent increases of amounts available under the line of credit and significant covenant modifications the Company granted a warrant to purchase 350,000 shares of the Company's common stock at $9.15 per share. The warrant expires on April 12, 2001.

7.  CONVERTIBLE SUBORDINATED DEBENTURES -- (UNAUDITED)

     On May 3, 1996, the Company authorized the issuance of $50.0 million of 8.75% convertible subordinated debentures (the "Debentures") and warrants to purchase 250,000 shares of the Company's common stock at $13.00. The Debentures are convertible at any time and are subject to certain registration rights. The Debentures mature in May 2006 and interest is payable quarterly in arrears. The warrants expire in five years.

     The Debentures are redeemable at the option of the Company after two years, if the average market price of the Company's common stock is above $22.00 for 60 consecutive days, or after three years without regard to the Company's common stock price. The redemption price is equal to 105% of the principal amount decreasing annually to the principal amount in 2004, plus accrued and unpaid interest.

     The Debentures are convertible into common stock at $11.00 per share, are subordinate to all future senior borrowings and will have voting rights on all matters on an "as converted" basis. The holders of the Debentures must approve any dividend, payment or other distribution to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company or any subsidiary other than the preferred stock issued by Urohealth-California.

8.  CONVERTIBLE NOTE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In connection with the private placement of convertible subordinated debentures, the holder of the Company's convertible note and the redeemable convertible preferred stock exchanged these securities, plus accrued interest, for 358,617 and 1,056,210 shares of the Company's common stock, respectively. The exchange price was $6.00 per share. As a result of the conversion, deferred debt issuance costs totalling approximately $0.9 million were charged to additional paid-in capital. Warrants previously granted to the holder to purchase 800,000 shares of the Company's common stock at $6.88 remain outstanding and expire in 2000 and a warrant to purchase 250,000 shares of the Company's common stock at $10.00 per share which expires in 2000 was issued to the holder in connection with the conversion and modification of certain other rights.

9.  CAPITAL AND OPERATING LEASES

     The Company has various capital equipment leases and operating lease agreements for office and production facilities. The Company is required to pay maintenance and property taxes attributable to the facilities. Rent expense under all operating leases was approximately $1.0 million, $1.1 million and $625,000 in 1994, 1995 and 1996, respectively.

                            UROHEALTH SYSTEMS, INC.

9.  CAPITAL AND OPERATING LEASES (CONTINUED)

     Future minimum lease payments at March 31, 1996 are shown in the following table:

                                                                        CAPITAL     OPERATING
                                                                        LEASES       LEASES
                                                                        -------     ---------
                                                                           (IN THOUSANDS)
    Years ending March 31:
      1997............................................................    $150        $  925
      1998............................................................     140           733
      1999............................................................      66           738
      2000............................................................      36           461
      2001............................................................      --           442
      thereafter......................................................       1           368
                                                                          ----        ------
    Net minimum lease payments........................................     393        $3,667
                                                                                      ======
    Less imputed interest.............................................      66
                                                                          ----
    Present value of net minimum lease payments.......................     327
    Less current portion..............................................     116
                                                                          ----
    Long-term portion.................................................    $211
                                                                          ====

10.  RESTRUCTURING CHARGES

     During the year ended June 30, 1995, the Company hired a new senior management team which adopted and implemented a restructuring plan (the Plan) under which it has refocused the Company's strategic direction. Under the Plan, the Company terminated or amended certain distribution, consulting and employment agreements. Accordingly, the consolidated statement of operations reflects a charge of $1,200,000 ($.06 per common share) to terminate or restructure these agreements under the Plan. The components of the restructuring charges include a provision to discontinue the distribution of the Adzorbstar(TM) product line of $360,000, termination agreements which include indemnification costs of former employees for legal fees associated with an SEC investigation of $250,000, termination of certain other consulting and distributor agreements of $50,000, and the amendment and settlement of certain claims under the employment agreement with the former Chief Executive Officer of $540,000. All significant restructuring charges were paid in cash during the 1995 calendar year. Through March 31, 1996, cash payments have reduced the components of the restructuring accrual to $328,000 primarily relating to the settlement of certain claims with the former Chief Executive Officer.

     In December 1995, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. Under the plan the Company has eliminated approximately 70 manufacturing, engineering and administrative personnel and closed all operations at two acquired facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred during fiscal 1996 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value. Reclassifications during the period relate to decreases in severence amounts payable to officer's of acquired companies, offset by increases in estimates for facility closure costs including loss on sale of discontinued product lines and closure costs related to international operations of acquired companies. The remaining restructuring accrual at March 31, 1996 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash. Although subject to future adjustment, management of the Company believes that restructuring reserves as of March 31, 1996 are adequate to complete the restructuring.

                            UROHEALTH SYSTEMS, INC.

10.  RESTRUCTURING CHARGES (CONTINUED)

                                   BEGINNING                                                      BALANCE AT
                                 RESTRUCTURING     NON-CASH       CASH                             MARCH 31,
                                    ACCRUAL         CHARGES     CHARGES     RECLASSIFICATIONS        1996
                                 --------------    ---------    --------    ------------------    -----------
                                                                (IN THOUSANDS)
    Personnel reduction
      costs....................      $2,620          $   --      $1,171            $(730)            $  719
    Facility reduction costs...       2,836           1,187       1,258              730             $1,121
                                     ------          ------      ------            -----             ------
                                     $5,456          $1,187      $2,429            $  --             $1,840
                                     ======          ======      ======            =====             ======

11.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     In September and October 1993, the Company, and its subsidiary, Urohealth, Inc. (California) ("Urohealth-California"), completed two private placements for 430,000 units at a subscription price of $10.00 per unit for gross proceeds of $4,300,000. The net proceeds to Urohealth-California were $3,820,000. In the first private placement, each unit consisted of two shares of Series A Convertible Preferred Stock of Urohealth-California ("Urohealth-California Series A Preferred Stock") and one warrant to purchase one third of a share of common stock of the Company at an exercise price of $5.00 per preferred share. In the second private placement, each unit consisted of two shares of Junior Convertible Preferred Stock of Urohealth-California ("Urohealth-California Junior Preferred Stock") and one warrant to purchase one third of a share of common stock of the Company at an exercise price of $5.00 per share. The Urohealth-California Series A Preferred Stock and Urohealth-California Junior Preferred Stock are hereinafter collectively referred to as the "Urohealth-California Preferred Stock." Each share of the Urohealth-California Preferred Stock has a liquidation preference of $5.00 per preferred share, together with all accrued but unpaid dividends. Cumulative dividends of 7% per annum accrue on the Urohealth-California Preferred Stock, payable when and if declared by the Board of Directors of the Company out of legally available funds, prior to any dividend on the Company's common stock. Unless exchanged or converted prior to redemption, each share of the Urohealth-California Preferred Stock is redeemable by the Company upon 30 days' notice, by payment of $5.00 per preferred share together with any accrued but unpaid dividends and prior to October 31, 2001, and a designated redemption premium. The Board of Directors of the Company, subsequent to year end, has authorized the redemption of all outstanding Urohealth-California Series A Preferred Stock. The terms of the warrants included in the units are identical to the terms of the warrants issued as part of the units sold in the public offering in March 1992 (Note 15).

     In May 1994, the Company and Urohealth-California completed an additional private placement for 178,180 units at a subscription price of $15.50 per unit for gross proceeds of $2,762,000. The net proceeds to Urohealth-California were $2,466,000. In fiscal 1995, the Company accepted subscriptions for 130,000 units (representing 390,000 shares of Urohealth-California Subordinate Preferred Stock, and 390,000 warrants of the Company) at $15.50 per unit for total proceeds of $2,015,000. The net proceeds to Urohealth-California was $1,831,000. Each unit consisted of three shares of Subordinate Convertible Preferred Stock of Urohealth-California (the "Urohealth-California Subordinate Preferred Stock") and three warrants identical to the warrants issued as part of the units sold in the public offering in March 1992 (Note 15). All outstanding shares of Urohealth-California Subordinate Preferred Stock were exchanged for 177,000 shares of the Company's common stock in fiscal 1995.

                            UROHEALTH SYSTEMS, INC.

11.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (CONTINUED)

     Minority interest reflected in the consolidated balance sheets consists of (dollars in thousands):

                                                       JUNE 30, 1995            MARCH 31, 1996
                                                    --------------------     --------------------
                                                     SHARES      AMOUNT       SHARES      AMOUNT
                                                    --------     -------     --------     -------
     Davstar Series A Preferred Stock:
       Outstanding at beginning of year...........   267,000     $ 1,186      213,000     $   944
       Issued during year.........................        --          --           --          --
       Exchanged during year......................   (54,000)       (242)     (10,000)        (45)
                                                    --------     -------     --------     -------
       Outstanding at end of year.................   213,000         944      203,000         899
     Davstar Subordinate Preferred Stock:
       Outstanding at beginning of year...........   140,568         648           --          --
       Issued during year.........................   390,000       1,831           --          --
       Exchanged during year......................  (530,568)     (2,479)          --          --
                                                    --------     -------     --------     -------
       Outstanding at end of year.................        --          --           --          --
                                                    --------     -------     --------     -------
     Outstanding at June 30, 1995.................   213,000     $   944      203,000     $   899
                                                    ========     =======     ========     =======

     The redemption value at March 31, 1996 of the outstanding 203,000 Davstar preferred stock is $1,239,750.

12.  RELATED PARTY TRANSACTIONS

     Corporations related through common ownership provide advertising, publishing management and computer services to the Company. Such services totaled $1,035,000, $1,977,000 and $1,359,000 for the fiscal periods ended June 30, 1994 and 1995 and March 31, 1996, respectively. At June 30, 1994 and 1995 and March 31, 1996, amounts owed to these related corporations totaled $127,000, $28,000 and $53,000, respectively. These services are in all cases competitively priced and of comparable value to services that would have been received from a third party.

     The Company leases certain of its office facilities from a party related to certain shareholders; rental expense under the lease is approximately $17,000 per month and the lease expires in 2003.

13.  CAPITAL STOCK

     Subsequent to March 31, 1996 the Board of Directors approved an increase in the number of common shares authorized to be issued from 20.0 million shares to
50.0 million shares, which increase is subject to stockholder approval.

     Each outstanding share of the Company's common stock carries a stock purchase right. Under certain circumstances, each right may be exercised to purchase one-hundredth of a share of the Company's Series B Preferred Stock for $200. Under certain circumstances, following the acquisition of 20% or more of the Company's outstanding common stock by an acquiring person, as defined in the Preferred Share Purchase Rights Plan (Note 16), each right (other than rights held by an acquiring person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $200 exercise price. The rights, which are redeemable by the Company at $.01 per right, expire June 30, 2003.

     The Series B Preferred Stock is issuable in series holding rights and restrictions as designated by the directors before issue. In June 1993, the directors designated a series of 250,000 Series A Preferred Stock. Subsequent to March 31, 1996, the Board of Directors created Series C Preferred Stock of the Company having the rights, preferences and privileges designated by the directors. The Series C Preferred Stock will be

                            UROHEALTH SYSTEMS, INC.

13.  CAPITAL STOCK (CONTINUED)

exchanged for convertible subordinated debentures (Note 7) upon approval by stockholders of voting rights for the convertible subordinated debentures. Except as described above, no other series of preference shares has been designated.

     In December 1994, the Company completed a private placement of 121,667 common shares for net proceeds of $618,000. At March 31, 1996, the number of common shares potentially issuable in relation to outstanding stock options, warrants, the convertible note, redeemable convertible preferred stock and conversion of preferred stock of Urohealth-California and the Company was 7,925,669 shares, subject to increase under anti-dilution provisions.

14.  STOCK OPTION PLANS

     In March 1986, the Company established a stock option plan (the "1986 Plan"), which provides for the granting of common stock options to directors, officers and key employees of the Company and its subsidiaries. The 1986 Plan was amended in March 1988. Under the 1986 Plan, common stock options for up to 10% of the number of common shares of the Company outstanding from time to time may be granted, provided that options in favor of any one individual may not exceed 5% of the issued and outstanding common shares. However, the total number of common shares under the 1986 Plan and any other option plan maintained by the Company may not exceed 10% of the common shares of the Company outstanding from time to time.

     The exercise price of all stock options granted under the 1986 Plan must be at least equal to the fair market value of such shares on the date of grant, and the maximum term of each option may not exceed five years.

     In October 1992, the Company adopted the 1992 Employee Stock Option Plan (the "1992 Plan"), which provides for the granting of both incentive and nonstatutory common stock options (as defined) to officers and employees of the Company and its subsidiaries. Under the 1992 Plan, up to 366,667 options may be granted; however, the total number of common shares under the 1992 Plan and any other option plan maintained by the Company may not exceed 10% of the number of common shares of the Company outstanding from time to time. The 1992 Plan received stockholder approval at the Company's annual meeting held in December 1992.

     The exercise price of all options granted under the 1992 Plan is to be determined by the Board; however, in the case of incentive stock options, the exercise price must be at least equal to the fair market value of such shares on the date of grant, and the maximum term of each option may not exceed ten years.

     In October 1994, the Company established a stock option plan (the "1994 Plan") which provides for the granting of both incentive and nonstatutory common stock options to employees, consultants and independent contractors of the Company and its affiliates. The 1994 Plan, as amended, authorizes the issuance of up to the greater of 2,333,333 shares of common stock or 20% of the Company's outstanding shares in the form of stock options, stock grants, rights to purchase restricted stock and stock appreciation rights.

     The exercise price for any incentive stock option granted under the 1994 Plan shall not be less than the fair market value of the stock on the date of the grant. However, no incentive option may be granted to a person who, at the time of grant, owns stock constituting more than 10% of the total combined voting power of all classes of the Company's stock, unless the exercise price is at least 110% of the fair market value of the stock on the option grant date. The exercise price for any nonstatutory stock option granted under the 1994 Plan may not be less than 85% of the fair market value of the stock on the date the option is granted; provided, however, that the exercise price of options granted to covered employees shall not be less than 100% of the fair market value on the date of the grant.

     The term of an incentive stock option granted under the 1994 Plan shall not exceed ten years; provided that the term of any option granted to a 10% stockholder shall not exceed five years.

                            UROHEALTH SYSTEMS, INC.

14.  STOCK OPTION PLANS (CONTINUED)

     Pursuant to the merger agreement with Dacomed, the Company assumed the obligation to Dacomed employees for stock options granted under the Dacomed 1989 Stock Option Plan (the "Dacomed Plan"). The Dacomed Plan provides for granting of both incentive and non-statutory stock options at the fair market value of such shares at the date granted and the option term may not exceed ten years.

     Pursuant to the merger agreement with Advanced, the Company assumed the obligation to Advanced employees for stock options granted under Advanced's 1992 stock option plan for employees and consultants (the "Advanced Plan"); there are reserved for issuance 289,300 common shares of the Company. The Advanced Plan provides for the granting of incentive and non-qualified stock options. The exercise price of options under this plan may not be less than 85% of the fair market value of the shares at the time of grant. Options may be exercised for not more than ten years from the date of grant and vest at various rates. Options under the 1986 Plan, the 1992 Plan, the 1994 Plan, the Dacomed Plan and the Advanced Plan expire at various dates through 2005.

     The following table summarizes the activity under the 1986 Plan, the 1992 Plan, the 1994 Plan, the Dacomed Plan and the Advanced Plan for the year ended June 30, 1995 and for the nine months ended March 31, 1996.

                                                                       NUMBER OF SHARES
                                                                    -----------------------
                                                                    JUNE 30,      MARCH 31,
                                                                      1995          1996
                                                                    ---------     ---------
    Outstanding at beginning of year..............................    458,483     1,526,658
    Granted.......................................................  1,141,789     2,682,499
    Exercised (1995 -- $1.50 per share,
      1996 -- $2.25 to $12.125 per share).........................    (30,360)     (159,805)
    Expired or cancelled..........................................    (43,254)      (38,798)
                                                                    ---------     ---------
    Outstanding at end of year....................................  1,526,658     4,010,554
                                                                    =========     =========
    Exercisable at end of year (1995 and 1996 -- $1.86 to
      $58.48 per share)...........................................    761,732       969,360
                                                                    =========     =========

  Option Agreements

     In November 1992, the Company adopted the Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the terms of the Directors Plan, up to 200,000 options may be granted. The Directors Plan received stockholder approval at the Company's annual meeting held December 1992. The term of each option is five years, and an option first becomes exercisable one year after the date of the grant. Under the Plan, each person serving as a director of the Company who, during the previous fiscal year, has attended 75% of the total number of meetings of the Board and committees of the Board on which he or she served, and who is not employed by the Company, will automatically be granted 7,500 options. At March 31, 1996, 60,000 options were outstanding under the Directors Plan.

     In December 1992, the Company adopted a Stock Appreciation Rights Plan (the "SAR Plan"), which provides for granting of Stock Appreciation Rights ("SARs") to officers and significant employees of the Company and its subsidiaries. Under the SAR Plan, up to 500,000 SAR's may be granted and the SAR holder may elect to receive cash, common stock or a combination of cash and common stock upon exercise of a SAR. During 1995, of the 300,000 outstanding SAR's, 150,000 SAR's were cancelled and 150,000 SAR's were converted to options to purchase the Company's common stock. None of the remaining 200,000 SAR's were granted, and the plan was terminated in 1995.

                            UROHEALTH SYSTEMS, INC.

15.  OTHER STOCK OPTIONS AND WARRANTS

     The following table indicates the expiration dates, exercise prices per share and number of non-employee common stock options and warrants outstanding at June 30, 1995 and March 31, 1996.

                                                                       NUMBER OF SHARES
                                                                    -----------------------
                                                                    JUNE 30,      MARCH 31,
                                                                      1995          1996
                                                                    ---------     ---------
    Warrants issued in conjunction with public offering
      in March 1992 expiring in March 1997........................    499,415       499,415
    Warrants issued to underwriters in conjunction with
      public offering expiring in March 1997:
      110,000 units...............................................     73,333        73,333
      110,000 warrants............................................     36,667        36,667
    Warrants issued in conjunction with private placements........    451,513       451,513
    Other non employee stock options and warrants expiring
      between November 1993 and May 2005, exercise price 1995 and
      1996 $1.86 to $23.625.......................................  1,330,353     1,980,571
                                                                    ---------     ---------
    Outstanding at end of year....................................  2,391,281     3,041,499
                                                                    =========     =========
    Exercisable at end of year (1995 and 1996 $1.86 to $23.625 per
      share)......................................................  1,113,809     1,322,367
                                                                    =========     =========

     Each warrant issued in conjunction with the public offering or private placements in the table above entitles the holder to purchase a one third share of common stock of the Company at a price of $5.00 until the warrants expire in March 1997. The number and kind of securities or other property for which the options are exercisable are subject to adjustments in certain events, such as mergers, reorganizations or stock splits, to prevent dilution. The Company may redeem any unexercised outstanding warrants for $0.25 per warrant (upon 30 days' written notice) at any time at which the closing price for the Company's common shares, has exceeded $22.50 per share for any period of 30 consecutive trading days within the 60 trading days preceding the call notice.

16.  PREFERRED SHARE PURCHASE RIGHTS PLAN

     On December 22, 1992, the Board adopted the Preferred Share Purchase Rights Plan (the "Rights Plan") which is designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all stockholders and to deter other abusive takeover tactics which are not in the best interest of stockholders. In May 1993, the Company executed the Rights Plan with its transfer agent.

     Under the terms of the Rights Plan each common share is accompanied by one right; each right entitles the registered stockholder to purchase from the Company, one-hundredth of a share of, Series A Junior Participating Preferred Stock, $0.001 par value, at an exercise price of $200.

     The rights only become exercisable ten days after a public announcement that an acquiring person (as defined in the Rights Plan) has acquired 20% or more of the outstanding common shares of the Company or a person or group offers to acquire 35% or more of the outstanding common shares of the Company or ten days after the Company determines that a person is an Adverse Person (as defined in the Rights Plan). The Company can redeem the Rights for $.01 per Right at any time until ten days after the rights become exercisable (the 10-day period can be extended by the Company). The Rights Plan will expire on June 30, 2003 unless earlier redeemed by the Company.

                            UROHEALTH SYSTEMS, INC.

16.  PREFERRED SHARE PURCHASE RIGHTS PLAN (CONTINUED)

     If, subsequent to the rights becoming exercisable, the Company is acquired in a merger or other business combination at any time when there is a 20% or more holder, the rights will then entitle a holder to buy shares of common stock of the acquiring company with a market value equal to twice the exercise price of each right. Alternatively, if the 20% holder acquires the Company by means of a merger in which the Company and its stock survive, or if any person acquires 35% or more of the Company's common stock, each right not owned by a 20% or more stockholder, will become exercisable for common stock of the Company having a market value equal to twice the exercise price of the right.

17.  SETTLEMENT OF LITIGATION AND WARRANTS TO BE ISSUED

     Class action litigation which has been settled, was filed against the Company and its former management in November 1992, in the United States District Court in Los Angeles, California alleging federal securities law claims. The Company negotiated a settlement that was approved by the court in March, 1995. Under the terms of the settlement, the Company will issue to the stockholder class and register pursuant to the Securities Act 260,163 warrants to purchase Common Stock identical to the Company's currently outstanding publicly traded warrants having an exercise price of $15.00 per share and an expiration date of March 20, 1997. The Company's insurance carrier will make a cash payment to the stockholder class in the amount of $2.4 million. The settlement included a release of class claims.

     The Securities and Exchange Commission (the "Commission") also instituted an investigation relating to the above matters. The Commission has approved a settlement under which the Company neither admits nor denies the findings of the Commission and under which the Company is the subject of a cease and desist order. There were no monetary sanctions sought against the Company as a part of the settlement.

     The Company required Advanced as part of the merger agreement to resolve a class action complaint filed in the United States District Court for the Southern District of New York which names Advanced as one of the defendants in the class action lawsuit titled "In re Blech Securities Litigation." In September 1995, Advanced and the plaintiffs in the litigation, through their attorneys, reached an agreement in principle for the settlement of the class action with respect to Advanced, the terms of which are set forth in a Stipulation of Settlement between such parties (the "Stipulation of Settlement"). Pursuant to the terms of the Stipulation of Settlement, Advanced paid $300,000 in settlement of such lawsuit.

                            UROHEALTH SYSTEMS, INC.

18.  INCOME TAXES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       JUNE 30,    MARCH 31,
                                                                         1995        1996
                                                                       --------    ---------
                                                                          (IN THOUSANDS)
    Deferred tax assets:
      Federal, state and foreign net operating loss carryovers.....    $ 16,785     $19,132
      Restructuring and merger costs...............................          --       2,875
      Tax credit carryovers........................................         715       1,072
      Inventory reserve............................................          --         805
      Allowance for doubtful accounts..............................          --         645
      Other........................................................         816         561
      Valuation allowance..........................................     (18,157)    (23,365)
                                                                       --------     -------
              Total deferred tax assets, net.......................         159       1,725
    Deferred tax liabilities:
      Book basis of fixed assets in excess of tax basis............         159         765
      State taxes..................................................          --         960
                                                                       --------     -------
              Total deferred tax liabilities.......................         159       1,725
                                                                       --------     -------
              Total................................................    $     --     $    --
                                                                       ========     =======

     The Company increased its valuation allowance during the period ended March 31, 1996 by $5,208,000 since the realization of tax benefits of operating loss carryforwards is not assured. Certain reductions in the valuation allowance totaling approximately $105,000 will be credited to additional paid-in capital.

     The components of the provision (benefit) for income taxes are as follows:

                                                               JUNE 30,     JUNE 30,   MARCH 31,
                                                                 1994         1995       1996
                                                               --------     --------   ---------
                                                                        (IN THOUSANDS)
    Current:
      Federal..............................................      $451        $1,199      $ 420
      Foreign..............................................        --            --         14
      State................................................        96           137        149
                                                                 ----        ------      -----
              Total current................................       547         1,336        583
    Deferred:
      Federal..............................................        16            42       (128)
      Foreign..............................................        --            --         --
      State................................................         3             8        (24)
                                                                 ----        ------      -----
              Total deferred...............................        19            50       (152)
                                                                 ----        ------      -----
    Provision for income taxes.............................      $566        $1,386      $ 431
                                                                 ====        ======      =====

                            UROHEALTH SYSTEMS, INC.

18.  INCOME TAXES (CONTINUED)

     The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                            JUNE 30,     JUNE 30,     MARCH 31,
                                                              1994         1995         1996
                                                            --------     --------     ---------
                                                                      (IN THOUSANDS)
    Tax benefit at the expected statutory rate............   $(6,626)     $(5,560)     $(5,953)
    Increases (decreases) in taxes resulting from:
      Valuation allowance.................................     7,094        6,486        5,208
      Reverse foreign net operating loss not previously
         benefited........................................        --           --        1,994
      State income taxes, net.............................        61          137           69
      Other...............................................        37           37          188
      Non-deductible goodwill.............................        --          286           --
      Establishment of deferred tax assets not previously
         benefited........................................        --           --       (1,075)
                                                             -------      -------      -------
      Provision for income taxes..........................   $   566      $ 1,386      $   431
                                                             =======      =======      =======

     The utilization of net operating loss carryovers (NOL's) of the Company is limited by change in ownership rules under section 382 of the Internal Revenue Code of 1986. Accordingly, the annual utilization of the Company's NOL's is limited to a prescribed annual amount equal to 5.75% multiplied by the fair market value of the Company as of December 29, 1995. Additionally, certain losses and credits of each individual subsidiary which arose prior to its merger with the Company can only be used against that subsidiary's future taxable income.

     At March 31, 1996, the Company had net operating loss carryovers for U.S. federal and state income tax purposes of approximately $42,000,000 and $30,000,000, respectively, and generally business credit carryovers of approximately $800,000 and $180,000, respectively. These net operating loss carryovers and general business credits are available to offset future taxable income, if any, through the year 2011 and are subject to limitations as well as separate return limitations for the subsidiaries Urohealth-California, Advanced, and Laparomed, as described below.

     Urohealth-California has a June 30 tax year end. At March 31, 1996, Urohealth-California had federal and state net operating loss carryovers of approximately $17,000,000 and $9,000,000, respectively, and general business credit carryovers of approximately $200,000 and $180,000, respectively, reflecting the tax return filings through July 24, 1995.

     Advanced had a December 31 tax year end prior to its merger with the Company. As of December 29, 1995, Advanced has federal and state net operating loss carryovers of approximately $25,000,000 and $21,000,000, respectively and research and experimental credit carryovers of approximately $600,000. Advanced's wholly-owned subsidiary, Laparomed, has federal and state net operating loss carryovers (of approximately $7,000,000 and $3,000,000, respectively) and research and experimental credits (of approximately $172,000) included in the amounts above. There is a strong likelihood that a portion of these attributes will expire before utilization.

     On July 24, 1995, the Company redomesticated from Canada to the United States. As of this date, the Company had loss carryovers for Canadian income tax purposes of approximately $15,000,000, of which $4,000,000 would expire in various years through 2003 and $11,000,000 would carryforward indefinitely. These losses will not be carried forward due to the redomestication. Any potential Canadian tax liability arising from the redomestication will be offset against the Company's Canadian loss carryovers. Accordingly, no provision for any such potential liability has been included in the accompanying consolidated financial statements.

                            UROHEALTH SYSTEMS, INC.

19.  COMMITMENTS AND CONTINGENCIES

     Dacomed is a defendant in approximately five lawsuits seeking damages against Dacomed in products liability and related theories. Dacomed has also been notified of certain other products liability claims that may become the subject of lawsuits in the future. Dacomed is being defended in such lawsuits by law firms selected by Dacomed's products liability insurer(s).

     The Company has employment agreements with 14 officers providing for annual aggregate salaries of approximately $3.0 million per annum.

     The Company has various product licensing arrangements which require the payment of certain of the licensor's patent costs and royalties on sales of products which incorporate the licensed technology.

     In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.

                         REPORT OF INDEPENDENT AUDITORS


     We have audited the consolidated financial statements of UroHealth Systems, Inc. as of March 31, 1996 and June 30, 1995, and for the nine months ended March 31, 1996 and the year ended June 30, 1995, and have issued our report thereon dated June 4, 1996 (included elsewhere in this report). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this report. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We have not audited the fiscal 1995 financial statements of Dacomed Corporation, a wholly-owned subsidiary, which statements reflect total assets and total revenues constituting 4% and 10% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included in the fiscal 1995 consolidated financial statements for Dacomed Corporation, is based solely on the report of other auditors.



     In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/  ERNST & YOUNG LLP


                                          --------------------------------------
                                          ERNST & YOUNG LLP

Orange County, California
June 4, 1996

                         REPORT OF INDEPENDENT AUDITORS



     We have audited the consolidated statements of operations, common stockholders' equity, and cash flows of UroHealth Systems, Inc. for the year ended June 30, 1994, (restated to reflect the acquisitions of Osbon Medical Systems, Ltd., Dacomed Corporation, Allstate Medical Products, Inc., and Advanced Surgical Inc., each accounted for as a pooling-of-interest), and have issued our report thereon dated January 8, 1997 (included elsewhere in this report). Our audit also included the information for the year ended June 30, 1994 that is included in the financial statement schedule listed in item 14(a)(2) of this report. This statement is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. We did not audit the fiscal 1994 financial statements of Dacomed Corporation, UroHealth Systems, Inc. (pre-acquisitions), Allstate Medical Products, Inc., and Advanced Surgical, Inc., (collectively "the Companies") which statements reflect total net sales (in thousands) of $8,920 (24% of total net sales), $4,258 (11% of total net sales), $2,215 (6% of total net sales), and $1,754 (5% of total net sales), respectively, for the year ended June 30, 1994. Those statements were audited by other auditors, other than the financial statements of Allstate Medical Products, Inc. which are immaterial and unaudited, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Companies, is based solely on the reports of the other auditors.



     In our opinion, based on our audit and the reports of other auditors, the information for the year ended June 30, 1994 that is included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/ Cherry, Bekaert & Holland, L.L.P.


                                          --------------------------------------

                                              CHERRY, BEKAERT & HOLLAND, L.L.P.



Augusta, Georgia


January 8, 1997

                            UROHEALTH SYSTEMS, INC.

                                  SCHEDULE II
                        CONSOLIDATED VALUATION ACCOUNTS

                                                BALANCE AT
                                                BEGINNING                                   BALANCE AT END
                 DESCRIPTION                    OF PERIOD      ADDITIONS     WRITE OFFS       OF PERIOD
----------------------------------------------  ----------     ---------     ----------     --------------
Nine month period ended March 31, 1996:
     Allowance for doubtful accounts..........     $538          $1,106         $ --            $1,644
     Reserve for inventory obsolescences......      241           1,140           --             1,381
                                                   ----          ------         ----            ------
          Total...............................     $779          $2,246         $ --            $3,025
                                                   ====          ======         ====            ======
Year ended June 30, 1995:
     Allowance for doubtful accounts..........     $506          $   54         $(22)           $  538
     Reserve for inventory obsolescences......       --             272          (31)              241
                                                   ----          ------         ----            ------
          Total...............................     $506          $  326         $(53)           $  779
                                                   ====          ======         ====            ======
Year ended June 30, 1994:
     Allowance for doubtful accounts..........     $167          $  348         $ (9)           $  506
     Reserve for inventory obsolescences......       --              --           --                --
                                                   ----          ------         ----            ------
          Total...............................     $167          $  348         $ (9)           $  506
                                                   ====          ======         ====            ======

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on January 8, 1997.


                                          UROHEALTH SYSTEMS, INC.


                                          By:   /s/ CHARLES A. LAVERTY
                                            ------------------------------------
                                            Charles A. Laverty
                                            Chairman of the Board and
                                            Chief Executive Officer

                                 EXHIBIT INDEX


                                                                                     SEQUENTIALLY
EXHIBIT NO.                                  DESCRIPTION                             NUMBERED PAGE
-----------       -----------------------------------------------------------------  -------------
  23.1            Consent of Ernst & Young LLP
  23.2            Consent of Cherry, Bekaert & Holland LLP
  23.3            Consent of Doane Raymond
  23.4            Consent of KPMG Peat Marwick LLP
  23.5            Consent of Coopers & Lybrand L.L.P.