Form 10-Q
period 1996-12-31
UROHEALTH SYSTEMS INC
filed 1997-02-14
CIK 873209

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _________ to _____ .


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

         The number of shares of Common Stock outstanding as of January 31, 1997 was 19,360,001.

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Balance Sheets at December 31, 1996 and
                   March 31, 1996                                                                  3
                   Condensed Consolidated Statements of Operations for the Three
                   Months Ended and the Nine Months Ended December 31, 1996 and December 31, 1995  4
                   Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended December 31, 1996 and December 31, 1995                            5
                   Notes to the Condensed Consolidated Financial Statements                        6
         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                          12

PART II.  OTHER INFORMATION
         Item 1.   Legal Proceedings                                                              17
         Item 2.   Changes in Securities                                                          17
         Item 5.   Other                                                                          17
         Item 6.   Exhibits and Reports on Form 8-K                                               18

                            UROHEALTH SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Unaudited in thousands, except par value data)


                                                                         December 31       March 31
                                                                            1996             1996
                                                                          ----------       ---------
                                                                                           (Audited)
Assets
Current assets:
     Cash and equivalents                                                 $  2,272         $ 1,185
     Receivables, net of allowance for doubtful accounts of $1,479
        and $1,644 on December 31, 1996 and March 31, 1996, respectively    24,958           7,337
     Inventories                                                            21,373           5,705
     Prepaids and deposits                                                   3,307           1,685
     Income tax receivable                                                     377               0
     Deferred debt issuance costs                                                0             614
                                                                          --------         -------
Total current assets                                                        52,287          16,526

Property and equipment, net                                                 24,785           8,132
Patents and intangibles, net of accumulated amortization of $2,489
     and $2,102 on December 31, 1996 and March 31, 1996, respectively        6,264           2,135
Deposits and other assets                                                    2,609             649
Deferred debt issuance costs                                                 5,727               0
Goodwill                                                                    42,081             393
                                                                          --------         -------
                                                                          $133,753         $27,835
                                                                          ========         =======
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                $ 12,067         $ 9,455
     Restructuring accrual                                                   1,810           1,345
     Compensation and employee benefits                                      3,026           2,045
     Revolving lines of credit                                              16,500           7,123
     Current portion of notes payable and capital leases                       521             286
                                                                          --------         -------
Total current liabilities                                                   33,924          20,254

Long-term liabilities:
     Notes payable                                                           6,000             641
     Bank term loan                                                         13,500           6,000
     Capital leases                                                            152             211
     Convertible note                                                            0           1,284
     Deferred compensation                                                      29              28
     Other liabilities                                                          98             157
     Restructuring accrual, less current portion                             1,684             823

Minority interest in consolidated subsidiary                                 1,126           1,073
Redeemable convertible preferred stock                                           0           3,554
Convertible subordinated debentures                                         50,000               0

Common Stockholders' Equity:
     Common stock - $0.001 par value
         Authorized - 50,000,000, Issued and outstanding - 19,352,501
         and 12,465,000, respectively                                           19              12
     Warrants                                                                5,217           2,922
     Additional paid-in capital                                            113,204          55,050
     Accumulated deficit                                                   (91,159)        (64,076)
     Foreign currency adjustment                                               (41)            (98)
                                                                          --------         -------
          Total common stockholders' equity (deficit)                       27,240          (6,190)
                                                                          --------         -------
                                                                          $133,753         $27,835
                                                                          ========         =======

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (Unaudited in thousands, except per share data)



                                                                 Three Months Ended                  Nine Months Ended
                                                        December 31, 1996  December 31, 1995  December 31, 1996 December 31, 1995
                                                        -----------------  -----------------  ----------------- -----------------
                                                             $29,684         $ 11,592            $ 67,964          $ 37,810
                                                              10,911            4,417              23,193            13,518
                                                             -------         --------            --------          --------
Gross profit                                                  18,773            7,175              44,771            24,292

Operating expenses:
     Selling, general and administrative                      12,742           12,712              32,537            32,316
     Research and development                                  1,195              455               2,149             1,456
     Merger and acquisition costs                                  -            3,429                   -             5,338
     Write-off of purchased research and development               -                -              25,500                 -
     Restructuring charges                                         -            5,456               4,000             5,456
                                                             -------         --------            --------          --------
Total operating expenses                                      13,937           22,052              64,186            44,566

Income (loss) from operations                                  4,836          (14,877)            (19,415)          (20,274)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                          (18)             (18)                (54)              (54)
     Interest income                                              93               12                 240                86
     Interest expense                                         (2,179)            (268)             (4,864)             (495)
     Other                                                         -               10                   -               (98)
                                                             -------         --------            --------          --------

Income (loss) before tax and extraordinary item                2,732          (15,141)            (24,093)          (20,835)
Provision (benefit) for income tax                                 -               14                (377)              648
                                                             -------         --------            --------          --------
Income (loss) before extraordinary item                        2,732          (15,155)            (23,716)          (21,483)
Extraordinary item (early extinguishment of debt)                  -                -              (2,973)                -
                                                             -------         --------            --------          --------
Net income (loss)                                            $ 2,732         $(15,155)           $(26,689)         $(21,483)
                                                             =======         ========            ========          ========
Net income (loss) per share:
     Net income (loss)                                       $ 2,732         $(15,155)           $(26,689)         $(21,483)
     Dividends and accretion on redeemable
          convertible preferred stock                              -              119                 398               327
                                                             -------         --------            --------          --------
     Net income (loss) attributable to common stockholders   $ 2,732         $(15,274)           $(27,087)         $(21,810)
                                                             =======         ========            ========          ========

     Income (loss) per share before extraordinary item       $  0.15         $  (1.24)           $  (1.55)         $  (1.77)
                                                             =======         ========            ========          ========
     Net income (loss) per share                             $  0.15         $  (1.24)           $  (1.74)         $  (1.77)
                                                             =======         ========            ========          ========
Weighted average number of common shares used
    to compute income (loss) per share                        18,782           12,316              15,595            12,306
                                                             =======         ========            ========          ========



                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)

                                                                           Nine Months Ended
                                                                 December 31, 1996  December 31, 1995
                                                                 -----------------  -----------------
Cash flows from operating activities:
     Net loss                                                         $(26,689)         $(21,483)
     Non cash items included in net loss:
          Extraordinary expense                                          2,433                 -
          Write off of purchased research and development               25,500                 -
          Depreciation and amortization                                  3,075             1,937
          Deferred debt issue costs                                        569               212
          Accretion and accrued interest on convertible note                42                22
          Accrued dividend on preferred stock in subsidiary                 54                81
          Inventory reserve allowance                                        -               692
          Deferred income taxes                                              -               124
          Provision for doubtful accounts                                 (300)            1,184
          Retired assets due to restructuring                                -               133
          Other                                                             58              (151)
     Changes in operating assets, net of assets acquired:
          Receivables                                                  (13,523)           (1,068)
          Income tax receivable                                           (377)                -
          Inventories                                                  (13,768)             (880)
          Prepaids and deposits                                         (3,353)              517
     Changes in operating liabilities, net of liabilities acquired:
          Accounts payable and accrued expenses                         (6,174)            3,488
          Compensation and employee benefits                               981               542
          Other liabilities                                               (184)              180
          Accrued restructuring charges                                  1,326             3,670
                                                                      --------          --------
         Net cash used in operating activities                         (30,330)          (10,800)

Cash flows from investing activities:
     Purchase of property and equipment                                (13,404)           (2,629)
     Purchase of patents                                                (1,150)              (40)
     Payments for acquisitions of businesses, net of cash acquired     (33,880)                -
     Proceeds from sale of investments                                       -             1,599
                                                                      --------          --------
         Net cash used in investing activities                         (48,434)           (1,070)

Cash flows from financing activities:
     Deferred financing fees paid                                       (5,913)                -
     Issuance of common stock                                            1,129               263
     Secondary Offering of common stock, net of issuance costs          19,131                 -
     Proceeds from note payable                                          2,977                 -
     Proceeds from revolving line of credit                             15,000             1,640
     Proceeds from bank term loan                                       13,500             6,000
     Proceeds from redeemable convertible debentures                    50,000                 0
     Repayment of revolving line of credit                              (5,823)             (257)
     Repayment of bank term loan                                        (6,000)                -
     Principal payments on capital leases and notes payable             (4,150)             (577)
     Issuance of redeemable convertible preferred stock                      -             4,000
                                                                      --------          --------
         Net cash provided by financing activities                      79,851            11,069
                                                                      --------          --------

Net increase (decrease) in cash                                          1,087              (801)
Cash, beginning of period                                                1,185             1,331
                                                                      --------          --------
Cash, end of period                                                   $  2,272          $    530
                                                                      ========          ========
Supplemental cash flow information:

     Cash paid for interest                                           $  3,923          $    545
                                                                      ========          ========




                             See accompanying notes

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)




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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1996, its condensed consolidated results of operations for the three month and nine month periods ended December 31, 1996 and December 31, 1995, and its condensed consolidated cash flows for the nine month periods ended December 31, 1996 and December 31, 1995. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt, and the related induced accretion as a result of the conversion of the convertible notes and redeemable convertible preferred stock, restructuring charges and the merger and acquisition costs identified in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the interim periods are not necessarily indicative of those to be expected for the entire year. Certain 1995 financial statement amounts have been reclassified to conform with the December 31, 1996 presentation.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)




1.  INTERIM REPORTING  (CONTINUED)

BUSINESS COMBINATIONS

On June 5, 1996, Urohealth Systems, Inc. ("Urohealth") acquired certain assets of O.R. Concepts, Inc. pursuant to an Asset Purchase Agreement dated June 5, 1996 among Urohealth, O.R. Concepts, Inc., a Texas Corporation, and Vital Signs, Inc., a New Jersey Corporation. The purchase price for the acquired assets was $2.8 million, payable in cash upon the closing of the transaction. The acquired assets are used in the development, manufacture, and marketing of laparoscopic surgery products and accessories.

On July 1, 1996, Urohealth acquired The Intermed Group, Inc., a Delaware Corporation ("Intermed"), pursuant to the terms of the Agreement and Plan of Merger dated as of June 1, 1996 between Urohealth, Urohealth, Inc. (California), and Intermed. Under the terms of the agreement, Intermed was merged into Urohealth, Inc. (California), and each outstanding share of common stock of Intermed was converted into the right to receive 0.1242575 shares of Urohealth common stock plus cash. The aggregate amount of cash paid for all of the outstanding Intermed common stock was $1.5 million and the aggregate number of shares of Urohealth common stock issued was 149,306. Intermed is engaged in the development, manufacture, and marketing of disposable medical products.

On July 5, 1996, Urohealth entered into an agreement to acquire all of the outstanding capital stock of Richard-Allan Medical Industries, Inc. ("Richard-Allan"), an Illinois corporation, in exchange for $27.5 million in cash and 2,081,916 shares of Urohealth common stock. Richard-Allan manufactures and markets surgical operating room supplies. In addition, the Company agreed to acquire the real estate on which the Richard-Allan facility is located from a partnership for $1.5 million of cash and a $3.0 million note for the balance of the purchase price. The acquisition was completed on August 14,1996.

The total purchase price of the Richard-Allan acquisition, including direct acquisition costs and the cost of the related real estate, of $60.0 million was determined as follows:

                                                                                     (in millions)
                                                                                     -------------
Issuance of 2,081,916 shares of Urohealth Common Stock
   at $13.21 per share                                                                     $27.5
Cash                                                                                        29.0
Note payable                                                                                 3.0
Direct acquisition costs                                                                     0.5
                                                                                           -----
                                                                                           $60.0
                                                                                           =====

Subsequent to the acquisition, a study was conducted to determine the proper allocation of the purchase price of Richard-Allan. An independent valuation of Richard-Allan's assets was performed and used as an aid in determining the fair market value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of development projects that should be expensed pursuant to the provisions of Interpretation 4 of SFAS No. 2. Accordingly, it was determined that acquired in-process research and development costs of approximately $25.5 million should be expensed.

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)


1.  INTERIM REPORTING  (CONTINUED)

All of these transactions have been accounted for as purchases whereby the results of operations from each separate entity or group of assets have been included in the results of operations of the Company from the date of purchase.

The following summarized, unaudited pro forma results of operations for the nine months ended December 31, 1996 and 1995, reflects the acquisitions as though they had occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):

                                                Nine Months Ended
                                                   December 31,
                                              -----------------------
                                               1996            1995
                                              -------         -------
Net sales                                     $  77,267       $46,293
Net loss                                       (28,314)        (9,797)
Net loss per common share                     $  (1.95)       $ (0.59)

2.  PER SHARE INFORMATION

The computations of earnings per share in each of the periods presented is based on weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. Primary and fully dilutive earnings per share are the same for each of the periods presented as the Company's convertible debentures and convertible redeemable preferred stock are anti-dilutive.

3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).


                                                             December 31,              March 31,
                                                                1996                     1996
                                                             -----------               ---------
Finished goods                                                $12,216                    $3,424
Raw materials and supplies                                      7,545                     1,963
Work in progress                                                1,612                       318
                                                              -------                    ------
                                                              $21,373                    $5,705
                                                              =======                    ======




                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)



4.  DEBT

During the nine month period ended December 31, 1996, the Company issued $50.0 million of 8.75% convertible subordinated debentures (the "Debentures") and warrants to purchase 250,000 shares of the Company's common stock at $12.88 per share, subject to anti-dilution adjustments. The Debentures mature May 2006 and interest is payable quarterly in arrears. The warrants expire in five years.

The Debentures are redeemable at the option of the Company after two years, if the average market price of the Company's common stock is above $22.00 per share for 60 consecutive days, or after three years without regard to the Company's common stock price. The redemption price is initially equal to 105% of the principal amount decreasing annually to the principal amount in 2004, plus accrued and unpaid interest.

The Debentures are convertible into common stock at $10.90 per share, subject to anti-dilution adjustments, are subordinate to all future senior borrowings and have voting rights on all matters on an "as converted" basis. The holders of the Debentures must approve any dividend, payment or other distribution to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company or any subsidiary other than the preferred stock issued by Urohealth-California.

To finance the cash portion of the Richard-Allan acquisition, the Company obtained a $35.0 million bank credit facility. The facility consists of a $20.0 million dollar term loan and a $15.0 million revolving line of credit, which was subsequently increased to $16.5 million in November 1996. A portion of the proceeds from the secondary offering in November 1996 were used to reduce the term loan by $6.5 million. The credit facility is secured by substantially all the assets of the Company with a five year term and bears interest at December 31, 1996 at a rate of approximately 8.75%. Additionally, the Company is required to meet certain financial covenants. As of December 31, 1996, the Company had repaid approximately $5.0 million of the $35.0 million outstanding under the bank credit facility and the revolving portion of the credit facility was fully utilized.

In connection with the financing, the Company incurred an extraordinary loss of $2.9 million in connection with the early retirement of bank debt of $16.5 million on May 13, 1996.

5. RESTRUCTURING

During the year ended June 30, 1995, the Company hired a new senior management team which adopted and implemented a restructuring plan (the Plan) under which it has

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)





5.  RESTRUCTURING (CONTINUED)

refocused the Company's strategic direction. Under the Plan, the Company terminated or amended certain distribution, consulting and employment agreements. All significant restructuring charges were paid in cash during the 1995 calendar year. Through December 31, 1996, cash payments have reduced the components of the restructuring accrual to $96,000 primarily relating the settlement of certain claims with the former Chief Executive Officer.

In December 1995, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. Under the Plan, the Company has eliminated approximately 70 manufacturing, engineering, and administrative personnel, and closed all operations at two acquired facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred during the nine months ended December 31, 1996 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value. Reclassifications during the period relate to decreases in severance amounts payable to officers of acquired companies, offset by increases in estimates for facility closure costs including loss on sale of discontinued product lines and closure costs related to international operations of acquired companies. The remaining restructuring accrual at December 31, 1996 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash.


                             Beginning                                                        Balance at
                            Restructuring    Non-Cash         Cash                           December 31,
(in thousands)                Accrual        Charges        Charges     Reclassifications        1996
--------------                -------        -------        -------     -----------------    ------------
Personnel reduction costs     $2,620         $    -         $1,819          $ (730)              $ 71
Facility reduction costs       2,836          1,199          1,865             730                502
                              ------         ------         ------          ------               ----

                              $5,456         $1,199         $3,684          $    -               $573
                              ======         ======         ======          ======               ====

In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from the Richard- Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations. This restructuring is expected to be completed within one year except for redundant facilities, lease costs and payments under certain severance agreements that may continue over their terms. The Company has provided a restructuring charge of $4.0 million, of which all are cash expenditures. This restructuring includes severance costs for approximately 17 employees, certain facility closures and elimination of other redundant

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)




5.  RESTRUCTURING (CONTINUED)

selling and administrative costs. Although subject to future adjustment, management of the Company believes that restructuring reserves as of December 31, 1996 are adequate to complete the restructuring. However, with the recent acquisitions and those noted in subsequent events, it is possible the Company will incur additional restructuring charges in the future.


                            Beginning                                                 Balance at
                         Restructuring    Non-Cash        Cash                       December 31,
(in thousands)              Accrual        Charges      Charges  Reclassifications       1996
--------------              -------        -------      -------  -----------------   -----------

Personnel reduction costs    $ 2,412        $   -      $  906       $      -           $ 1,506
Facility reduction costs       1,588            -         269              -             1,319
                             -------        -----      ------       --------           -------

                             $ 4,000        $   -      $1,175       $      -           $ 2,825
                             =======        =====      ======       ========           =======

6.  MINORITY INTEREST REDEMPTION

The Company has approved the redemption of the Series A Preferred Stock issued by Urohealth, Inc. (California), a wholly owned subsidiary. The Board authorized the Company to redeem the remaining 203,000 shares of the Series A Preferred Stock at $5.00 per share plus a $0.25 premium and accrued interest, for total consideration of $6.20 per share. The share repurchase will eliminate the accumulation of dividends which accrue at 7% per annum.

7.  INCOME TAXES

The Company recorded an income tax benefit in the amount of $0.4 million for the quarter ended September 30, 1996. The income tax benefit is recognized due to the availability of separate company operating losses which can be carried back to Osbon Medical Systems Ltd's separate return years' taxable income resulting in refundable taxes. The Company did not record an income tax provision or benefit for the quarter ended December 31, 1996 due to the availability of operating losses to offset any taxable income generated.

8.  CONTINGENCIES

The Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)

9.  LITIGATION

See Part II, Item 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995.

    Net sales. For the nine months ended December 31, 1996, net sales of $68.0 million were $30.2 million or 80% higher than sales of $37.8 million for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $13.8 million or 48% to $42.7 million. The recent purchase of Richard-Allan on August 19, 1996 also increased revenues by approximately $11 million for the nine months ended December 31, 1996.

    Gross profit.   For the nine months ended December 31, 1996, gross profit
increased $20.5 million or 84% over the same period in 1995. The gross margin percentage increased from 64% to 66% for the nine months ended December 31, 1996 largely due to the increase in sales of the Company's higher margin impotence product lines and operational efficiencies as a result of consolidation of duplicate facilities.

    Selling, general and administrative.   Selling, general and administrative
expenses for the nine months ended December 31, 1996 were at a comparable level for the same period in 1995. Over the nine months ended December 31, 1996, the Company was able to reduce duplicative expenses arising from acquisitions through its implementation of the various restructuring plans. As a percentage of net sales, selling, general and administrative expenses have decreased to 48% for the nine months ended December 31, 1996 from 85% for the corresponding period of 1995. As the Company is becoming more efficient, selling, general and administrative expenses are becoming smaller as a percentage of net sales.

    Research and development.   Research and development costs for the nine
months ended December 31, 1996 increased $0.7 million or 48% over the same period in 1995. The increase was largely due to the Company devoting additional resources to accelerate the development of new products for its gynecological and visualization product lines.

    Write-off of Purchased Research and Development.   Subsequent to the
acquisition, a study was conducted to determine the proper allocation of the purchase price of Richard-Allan. An independent valuation of Richard-Allan's assets was performed and used as an aid in determining the fair market value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price properly attributed to incomplete research and development projects that should be expensed pursuant to the provisions of Interpretation 4 of SFAS No. 2, accordingly, it was determined that acquired in-process research and development costs of approximately $25.5 million should be expensed.

     Restructuring.   In September 1996, the Company established a
restructuring plan to eliminate redundant manufacturing facilities resulting from Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations. This restructuring is expected to be completed within one year except for redundant facilities, lease costs and payments under certain severance agreements that may continue over their terms. The Company has provided a restructuring charge of $4.0 million, of which all are cash expenditures. This restructuring includes severance costs for approximately 17 employees, certain facility closures and elimination of other redundant selling and administrative costs. Although subject to future adjustment, management of the Company believes that restructuring reserves as of December 31, 1996 are adequate to complete the restructuring.

                                        Beginning                                               Balance at
                                      Restructuring    Non-Cash     Cash                        December 31,
                                         Accrual       Charges     Charges   Reclassifications    1996
                                      -------------    --------    -------   -----------------  ------------
                                                                (in thousands)
Personnel reduction costs . . . . . .    $2,412          $ -       $  906         $   -             $1,506
Facility reduction costs  . . . . . .     1,588            -          269             -              1,319
                                         ------          ---       ------         -----             ------
                                         $4,000          $ -       $1,175         $   -             $2,825
                                         ======          ===       ======         =====             ======

    Interest expense.   Interest expense for the nine months ended December 31,
1996 increased $4.4 million over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

Net sales. For the quarter ended December 31, 1996, net sales increased by $18.1 million or 156% over the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased by $6.9 million or 70%. The acquisition of Richard-Allan increased revenues for the quarter by approximately $8 million.

    Gross profit.   For the quarter ended December 31, 1996, gross profit
increased by $11.6 million over the same period in 1995. The gross margin percentage increased from 62% to 63% for the quarter ended December 31, 1996 largely due to sales growth in the Company's higher margin impotence product lines and manufacturing efficiencies resulting from the Company's consolidation of its manufacturing locations.

    Selling, general and administrative.   Selling, general and administrative
expenses for the quarter ended December 31, 1996 were comparable to the same period in 1995. As a percent of net sales, selling, general and administrative expenses have decreased to 43% for the three months ended December 31, 1996 compared to 110% for the three months ended December 31, 1995.

    Research and development.   Research and development costs for the quarter
ended December 31, 1996 increased $0.7 million over the same period in 1995 due to the Company devoting additional resources to develop new products for its gynecological and visualization product lines.

    Interest expense.   Interest expense for the quarter ended December 31,
1996 increased $1.9 million over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures in the previous quarter.


LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 1996 the Company has continued to have negative cash flow from operations, primarily due to increases in accounts receivable and inventories. These increases in working capital components are primarily attributed to the Company's increased sales growth. Cash used by operations totaled $30.3 million for the nine months ended December 31, 1996. During this period, the Company's operations have been funded primarily from the proceeds of debt and equity offerings, including the sale of $50 million of convertible subordinated debentures and the sale of 2,684,000 shares of the Company's common stock. As of December 31, 1996, the Company had working capital of $18.4 million.

In November 1996, the Company completed a secondary public offering of 2,684,000 shares of common stock, at a price of $8.00 per share. The net proceeds of $19.1 million were used to reduce $6,500,000 worth of debt, to finance the Company's operations, and for several acquisitions of new product lines.

In July 1996, the Company completed the sale of $50.0 million of 8.75% convertible subordinated debentures resulting in net proceeds to the Company of approximately $45.2 million. The debentures are convertible into Common Stock of the Company at $10.90 per share. Through December 31, 1996, the Company has used net proceeds for the repayment of previous debt obligations, to complete two business acquisitions and to finance the Company's operations.

To finance the cash portion of the Richard-Allan acquisition, the Company obtained a $35.0 million bank credit facility. The facility consists of a $20.0 million dollar term loan and a $15.0 million revolving line of credit, which was subsequently increased to $16.5 million in November 1996. A portion of the proceeds from the secondary offering in November 1996 were used to reduce the term loan by $6.5 million. The credit facility is secured by substantially all the assets of the Company with a five year term and bears interest at December 31, 1996 at a rate of approximately 8.75%. Additionally, the Company is required to meet certain financial covenants. As of December 31, 1996, the Company had repaid approximately $5.0 million of the $35.0 million outstanding under the bank credit facility and the revolving portion of the credit facility was fully utilized.

Approximately $1.8 million of the Company's restructuring charges are projected to be paid over the next 12 months. The long-term portion consists of redundant facility lease costs to be paid out through 2003 and severance costs to be paid out over the next two years. The Company currently expects to pay these restructuring charges from cash flow from operations or from financing activities.

The Company's business strategy includes efforts to expand business operations through the acquisition of new products, product lines and businesses. The Company anticipates that its future liquidity requirements for operations and for expansion will be met by a combination of cash flow from operations and the proceeds of future debt and equity financings. In addition, business acquisitions may continue to be financed through the issuance of shares of the Company's common stock and other financing activities. Management is actively pursuing various sources of additional financing. However, there can be no assurance that any such transactions will be consummated. Should the Company not be able to obtain such financing, the Company will be required to proceed with its planned expansion at a slower rate.

OTHER

On November 22, 1996, the Company listed its common stock and warrants on The Nasdaq Stock Market National Market System (NASDAQ) under the ticker symbols "UROH" for the common stock and "UROHW" for the warrants. The Company's stock and warrants were previously listed on the American Stock Exchange (AMEX) under the symbols "URO" and "URO%," respectively.

On December 13, 1996, the Company entered into an agreement with VISTA Medical Technologies, Inc., of Carlsbad California, to exclusively license VISTA's visualization technology for use in gynecological procedures. The products developed under this technology will be subject to 510(k) approval by the United States Food and Drug Administration. The license fee consisted of $1.0 million in cash and 110,000 shares of the Company's common stock valued at $866,250. The cash portion of the licensing fee was funded using a portion of the proceeds from the sale of the Company's common stock during the November 1996 secondary public offering.

On December 18, 1996, the Company entered into a distribution agreement with UroMetrics, Inc., a privately held medical device company specializing in ultrasonics. The Company will receive exclusive distribution rights for a unique impotence diagnostic tool that measures penile blood flow, called the Knoll/MIDUS System(TM), which is a key variable in diagnosing and selecting an appropriate course of treatment for erectile dysfunction. Under the agreement, the Company is required to purchase a minimum amount of product each year.

SUBSEQUENT EVENTS

In February 1997, the Company entered into an agreement to acquire X-Cardia Corporation by the merger of X-Cardia into a wholly owned subsidiary of the Company. X-Cardia is a developer of cardiac output technology. Under the agreement, at the closing, the Company will issue a number of Urohealth shares with a value equal to $12 million. In addition, the X-Cardia shareholders are entitled to receive milestone payments based on the completion of human clinical trials and issuance of certain patent rights. The milestone payments aggregating $21 million are to be made in a combination of cash and the Company's stock. Finally, the X-Cardia shareholders are entitled to receive a royalty payment based on sales of products developed using X-Cardia technology for the four-year period after commercial introduction of the X-Cardia product. The closing is subject to a number of customary closing conditions.

BUSINESS RISKS

Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, dependence on new products, ability to manage growth, reliance on patents and proprietary rights, government regulation and required approvals, potential healthcare reform, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K, as amended, for fiscal 1996 which has been filed with the Securities and Exchange Commission.

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

    ITEM 2. CHANGES IN SECURITIES. In connection with the payment of a licensing fee to VISTA Technologies, the Company issued 110,000 shares of common stock to VISTA on December 13, 1996. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) of the Act.

    ITEM 5. OTHER. In February 1997, the Company entered into an agreement to acquire X-Cardia Corporation by the merger of X-Cardia into a wholly owned subsidiary of the Company. X-Cardia is a developer of cardiac ouput technology. Under the agreement, at the closing, the Company will issue a number of Urohealth shares with a value equal to $12 million. In addition, the X-Cardia shareholders are entitled to receive milestone payments based on the completion of human clinical trials and issuance of certain patent rights. The milestone payments aggregating $21 million are to be made in a combination of cash and the Company's stock. Finally, the X-Cardia shareholders are entitled to receive a royalty payment based on sales of products developed using X-Cardia technology for the four-year period after commercial introduction of the X- Cardia product. The closing is subject to a number of customary closing conditions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27   Financial Data Schedule

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February 1997.

                                         UROHEALTH Systems, Inc.
                                         a Delaware corporation



                                     By: /s/  CHARLES A. LAVERTY
                                         --------------------------------
                                         Charles A. Laverty
                                         Chairman of the Board and
                                         Chief Executive Officer




                                      By: /s/  JAMES L. JOHNSON
                                          -------------------------------
                                          James L. Johnson
                                          Executive Vice President/Chief
                                          Financial Officer/Treasurer
                                          (Principal Accounting Officer)