Form 10-K
period 1997-03-31
UROHEALTH SYSTEMS INC
filed 1997-07-14
CIK 873209

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER:  1-11150

                            ------------------------

                            UROHEALTH SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       98-0122944
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

           5 CIVIC PLAZA, SUITE 100, NEWPORT BEACH, CALIFORNIA 92660
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 668-5858

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
                                  COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 30, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $108,553,635. The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 23,809,817.

     Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                            UROHEALTH SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
  Item 1.    Business...................................................................     1
  Item 2.    Properties.................................................................    14
  Item 3.    Legal Proceedings..........................................................    15
  Item 4.    Submission of Matters to a Vote of Security Holders........................    15

PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters....................................................................    16
  Item 6.    Selected Financial Data....................................................    17
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................    18
  Item 8.    Financial Statements and Supplementary Data................................    29
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................    29

PART III
  Item 10.   Directors and Executive Officers of the Registrant.........................    30
  Item 11.   Executive Compensation.....................................................    30
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.............    30
  Item 13.   Certain Relationships and Related Transactions.............................    30

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............    31

SIGNATURES                                                                                II-1

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Urohealth Systems, Inc. ("Urohealth" or the "Company") is a developer, manufacturer and distributor of products for the urology, minimally invasive and general surgery, and gynecology markets (the "Target Markets"). The Company has a broad offering of products used by healthcare professionals for patients suffering from impotence, incontinence and other gynecological and urological disorders, and conditions requiring minimally invasive and general surgery. The Company was incorporated in August 1985. In October 1994, under the leadership of new management, the Company adopted and began to implement a strategic plan which took advantage of consolidation opportunities in the highly fragmented medical products industry. Management's strategy was to position the Company to benefit from the competitive advantages and operating efficiencies inherent in an infrastructure which combines an experienced management team, sophisticated and efficient manufacturing facilities and a large sales force.

     The Company believes that it has developed well-established and integrated minimally invasive and general surgery and urology platforms and that it is well-positioned further to acquire and develop new product lines, including gynecology product lines, to enable it to become a leader in each of its Target Markets.

     The Company's strategy is to: (i) expand the range of products to its growing Target Markets; (ii) leverage its sales force to increase sales of its existing, newly acquired and recently developed products, including sales through distributors and group purchasing organizations; (iii) further capitalize on efficiencies and synergies available by continuing to consolidate manufacturing of existing and acquired products into the Company's existing manufacturing operations; (iv) continue to acquire and develop additional innovative products and product lines, including products to serve the gynecology market; and (v) develop and expand an international sales and marketing presence to capitalize on opportunities it identifies in selected developed countries.

     In July 1995, the Company acquired Dacomed Corporation ("Dacomed") and Allstate Medical Products, Inc. ("Allstate") and, in December 1995, acquired Osbon Medical Systems Ltd. ("Osbon") and Advanced Surgical, Inc. ("Advanced"). Dacomed, Allstate, Osbon and Advanced were each acquired in stock-for-stock mergers, which were accounted for as pooling of interests. The Company completed the acquisitions of Endoscopic Imaging Systems, Inc. (May 1996) (stock-for-stock merger), The Intermed Group, Inc. ("Intermed") (June 1996) and Richard-Allan Medical, Inc. ("Richard-Allan") (August 1996) ($60 million purchase price consisting of 50% cash and 50% stock) and the minimally invasive surgery product lines of O.R. Concepts (June 1996) and X-Med, Inc. (August 1996). In February 1997, the Company acquired X-Cardia Corporation ("X-Cardia") ($33 million purchase price consisting of 50% cash and 50% stock; $21 million of the purchase price contingent upon achieving certain milestones), and its cardiac output monitoring and blood oximetry technology. In March 1997, the Company acquired Microsurge, Inc. ("Microsurge") (stock-for-stock merger) in a transaction accounted for as a pooling of interests and acquired or licensed certain other technology relating to pivotal minimally invasive surgical instruments and a breast biopsy system.

     On April 19, 1997, the Company entered into a definitive Agreement and Plan of Merger pursuant to which Urohealth would acquire Imagyn Medical, Inc. ("Imagyn") in a stock-for-stock merger (the "Merger"). The merger is expected to be accounted for as a pooling-of-interests and each share of Imagyn common stock will be exchanged for shares of Urohealth Common Stock. The consummation of the Merger is subject to approval of the Imagyn and Urohealth stockholders, and other customary closing conditions. No assurances can be given that the Merger will be successfully consummated.

     Imagyn designs, develops and markets micro-invasive devices for diagnosis and treatment of gynecological and reproductive disorders. Imagyn's technology platform, based on micro-optics and micro-access devices, provides physicians with the ability to atraumatically access and visualize the abdominal cavity, the uterus and the fallopian tubes. Imagyn's micro-optics enable physicians to visualize a patient's internal anatomy with the resolution and light efficiency of larger, more invasive devices commonly used today.

MARKETS

     Urohealth develops, manufactures and markets products designed for the diagnosis and treatment of urological and gynecological disorders, including products designed to treat erectile dysfunction and incontinence. The Company also offers a comprehensive line of products designed to serve the minimally invasive and general surgery market and has recently introduced visualization products which can be used in a number of medical applications.

  Erectile Dysfunction

     Erectile dysfunction is estimated to affect between 10 and 20 million men in the United States, with the vast majority of cases remaining untreated. Only recently have physicians become more knowledgeable regarding treatment alternatives and most patients suffering from erectile dysfunction fail to seek medical treatment for their problem. Erectile dysfunction can have either a psychological or physiological cause. Approximately 85% of erectile dysfunction cases are attributable to physiological causes, the most common of which are related to vascular disease.

     There are three basic treatments for physiological erectile dysfunction:
(i) drug therapy, (ii) mechanical therapy, involving the use of vacuum erection devices, and (iii) surgery, involving the implantation of a penile prosthesis. Currently available drug therapies include oral prostaglandins, which have limited effectiveness, an injectable drug, prostaglandin and urethral suppositories. Mechanical therapy involves the use of non-invasive vacuum erection devices which create a vacuum in a plastic cylinder that increases blood flow to the penis thereby achieving an erection. Once an erection is achieved a tension band is placed at the base of the penis to sustain the erection during sexual activity. Vacuum erection devices are low cost compared with other treatment options. Surgical treatment for erectile dysfunction involves the implantation of a prosthesis in the corporal body of the penis which provides rigidity adequate for sexual activity. Penile prostheses can be either manually or hydraulically operated to achieve an erection.

     The Company believes that the market for erectile dysfunction products will increase as patients and others become more knowledgeable regarding the treatment alternatives available to deal with the problem. In addition, the Company believes that the market for erectile dysfunction products could grow as the average age of men in the United States continues to increase.

  Incontinence

     Urinary incontinence is estimated to affect between 15 and 25 million adults in the United States of which approximately 85% are female. A recent survey revealed that one out of every six adult women in the United States suffers from some form of urinary incontinence. Women typically experience a higher incidence of incontinence than men primarily as a result of childbearing and its impact on the urinary system. There are three basic types of urinary incontinence: (i) stress incontinence, which involves leakage related to rapid movement, a sneeze or exercise; (ii) urge incontinence, which involves a sudden need to empty the bladder; and (iii) overflow incontinence, which results from an over distended bladder, typically caused by an obstruction or a weakened bladder.

     The vast majority of patients who suffer from some form of incontinence do not seek treatment for their problem, with most of the patients utilizing some form of home treatment to deal with their medical problem. There are a number of treatments for incontinence, including adult diapers and pads, catheterization and clamping of the urethra, pelvic muscle repositioning and training, electrical stimulation therapy, surgery, collagen injections and drug therapy.

     The Company believes that the market for incontinence products could also increase as patients become more knowledgeable about treatment options. In addition, the Company believes that the number of patients suffering from incontinence problems could increase as the average age in the United States continues to increase. With new, less invasive technologies in development, the Company believes that the general interest of both physicians and consumers in treatments for incontinence should increase.

  Minimally Invasive and General Surgery

     Minimally invasive surgery, or endoscopy, relies on viewing tubes (endoscopes) that allow surgeons to look into the body. Such surgeries are carried out using special instruments that are inserted into one to six small "keyhole" incision sites. Laparoscopy is the term for minimally invasive surgery within the abdominal cavity. Laparoscopy was primarily developed by gynecologists who use minimally invasive surgical techniques to perform hysterectomies, tubal ligations, infertility procedures and to remove fibroid tumors and ovarian cysts, as well as for other exploratory and diagnostic procedures. General surgeons use laparoscopy for such common procedures as gall bladder removal, hernia repair and appendectomies. Gastroenterologists remove intestinal tissue laparoscopically, including operations for Crohn's disease, diverticulitis, non-cancerous polyps and colon tumors. Urologists can perform nephrectomies (removal of a kidney) and bladder neck suspensions laparoscopically, as well as remove kidney stones and treat bladder cancer.

     Because minimally invasive surgery is far less traumatic than conventional open surgery techniques, patient recovery time is much faster and the period of hospitalization is greatly reduced. Typically, patients are back to normal activity levels within one week of surgery performed using minimally invasive surgery techniques. While minimally invasive surgery requires surgeons to learn a new set of skills, it is estimated that 80% of all general surgery will be done endoscopically by the year 2000. The transition from open surgery to minimally invasive surgery has gained significant momentum in the past few years as studies have shown minimally invasive surgery to be more economical and beneficial to the patient, including shortening the hospital stay and reducing post-operative complications, resulting in faster recovery.

     The Company believes that successful companies in this marketplace will develop and market products that make these procedures more cost and time effective.

  Visualization

     Endoscopy, meaning "to look within the body", is enabled through the use of telescopes, light sources, cameras and video viewing, recording and printing systems. Telescopes (referred to as "endoscopes") differ in size and functionality relative to specific anatomies, including those to look within the abdomen (laparoscopes), the uterus (hysteroscopes), the bladder (cytoscopes), the joints (arthroscopes), the colon (sigmoidoscopes), and other organs and physiological structures. Physicians can monocularly view the desired anatomy through an eyepiece on the end of the scope. Generally, bright light must be introduced to the organ or anatomy, through the scope, to enhance visualization. Cameras can be coupled to scopes to convert an image to a video monitor for real time viewing in the operative environment and to a recorder for procedure documentation purposes. Technological advances in endoscopy include the use of fiber optics for miniaturization and flexibility, and the development of camera chips that can be built into the proximal end of the scope. These advances, combined with product durability and affordability have spurred growth in the visualization marketplace.

     The Company believes that this market is complementary to those for the treatment of urological and gynecological disorders and to the minimally invasive surgical instrument market. New and innovative endoscopic visualization products should fuel the movement of surgical and diagnostic procedures out of the hospital and into the physician office setting.

MEDICAL PRODUCTS

     The Company offers a broad range of products to urologists, general surgeons and gynecologists. Historically, the Company has been highly dependent on the sale of vacuum erection devices for the treatment of male impotence. However, the Company believes that with the acquisition of Richard-Allan and other businesses and the introduction of its EndoView product, the Company's reliance on vacuum erection devices has and should continue to decrease.

     The Company offers a broad line of minimally invasive and general surgery instruments, which are sold primarily to general surgeons, gynecologists and urologists. The Company's comprehensive product line includes an antifogger, pneumo needles, trocars, graspers, scissors, retractors, a kittner, specimen retrieval bags, wound access and closure devices and electrosurgical and suction and irrigation probes. The acquisition of Richard-Allan expanded the Company's product offerings of access products, wound closure products and hand held instruments for both open and minimally invasive surgeries. The Company recently introduced its Reflex(R) AEC35 articulating cutter and stapler, which is an endoscopic surgical instrument with articulation capabilities. The Company also recently introduced its EndoView product, which is an inexpensive, portable video viewing system that urologists, general surgeons, and gynecologists can attach to an endoscope. The Company believes that there are additional product opportunities in the "visualization" area and is exploring those opportunities.

     The Company offers a number of products designed for the treatment of urological disorders, including the leading vacuum erection system, a penile prosthesis and diagnostic equipment. The Company's vacuum erection systems include Esteem(TM), ErecAid(R), Catalyst(TM), and Impower(TM). The Company's vacuum erection devices are not subject to patent protection that would prohibit others from offering competing products. The Company is a leader in the vacuum erection system market primarily as a result of its high level of customer service and physician assistance in training patients on the use of the products. The Company also offers the RigiScan(R) System, a microprocessor-controlled impotence diagnostic monitor, and its Inform(TM), a disposable impotence screening device. Many of the minimally invasive surgery products and medical/surgical products offered by the Company are used in the treatment of urological disorders.

     The Company offers a number of medical/surgical products designed for the treatment of incontinence, including a line of catheters and urinary drainage systems, and other products such as washable pads, briefs and diapers. The Company is actively seeking additional products to serve this market. These products are marketed to both gynecologists and urologists, as are the Company's AccuBar(TM) and AccuLoop(TM) vaporizing electrodes. Urologists use vaporizing electrodes to ablate prostate tissue, and gynecologists use them to ablate endometrial tissue.

     The Company is developing a number of additional products for its Target Markets including additional articulating minimally invasive surgical instruments and a breast biopsy system. The Company's future success will depend in part on its ability to commercialize products under development and to develop new medical products both for its existing markets and for new markets. The extent and pace at which market acceptance of such products is achieved is a function of many variables, including price, product performance and attributes, product reliability, the effectiveness of marketing and sales efforts, the ability to meet delivery schedules, as well as general economic conditions affecting customers' purchasing patterns. New product development and introduction in the medical product market requires considerable time and capital and is subject to the risks of market acceptance. There can be no assurance as to the continued market acceptance of the Company's existing products or the Company's ability to develop or acquire additional products in the future.

     On February 28, 1997, the Company acquired X-Cardia and its cardiac output monitoring technology. The Company has patent applications pending with respect to the acquired technology, although approval cannot be assured, and has prototype products developed. The Company anticipates beginning clinical trials on a product using the technology during 1997.

  Reposable Products

     On March 31, 1997, the Company acquired Microsurge. Microsurge designs, develops, manufactures and markets surgical instrumentation for use in minimally invasive surgery. Microsurge is currently developing families of surgical instrumentation for use in minimally invasive abdominal procedures, referred to as laparoscopy, and minimally invasive thoracic procedures, referred to as thoracoscopy. Microsurge's laparoscopic instrumentation is based on a "multi-use" design concept which seeks to address the shortcomings of, and provide an alternative to, currently available single-use disposable and traditional reusable laparoscopic instrumentation. Microsurge is also exploring the applicability of its product designs and technologies to other areas of minimally invasive surgery, such as cardiac and colorectal surgery.

     Laparoscopy was initially performed using traditional stainless steel instrumentation designed to be sterilized and reused many times. The principal benefit of traditional reusable instrumentation is that its reusable nature reduces the instrumentation cost per procedure. However, this instrumentation is often difficult to clean and needs to be repaired periodically in order to continue to be used effectively. In addition, after a number of repairs, the precision of traditional reusable instrumentation permanently degrades. In response to these shortcomings, surgical instrumentation manufacturers introduced single-use disposable laparoscopic instrumentation in 1989. These manufacturers facilitated the market acceptance of single-use disposable products by offering surgeons training programs focusing on the use of this new instrumentation. Although disposable laparoscopic instrumentation has less precision than traditional reusable instrumentation, it was widely accepted because it did not need to be cleaned or repaired. However, the managed care cost containment pressures of the 1990s have caused healthcare providers to reevaluate the use of single-use disposable laparoscopic instrumentation because of its high cost per surgical procedure.

     To address the shortcomings of single-use disposable and traditional reusable laparoscopic instrumentation, Microsurge is developing a family of "multi-use" laparoscopic surgical instrumentation. Multi-use laparoscopic instrumentation is designed to provide a lower instrumentation cost per procedure than single-use disposable instrumentation, and greater convenience and more consistent performance than traditional reusable instrumentation. Microsurge's multi-use laparoscopic instrumentation is designed to be easily cleaned and used multiple times. Most of this instrumentation is comprised of two components. One component, generally a handle, is designed to be used many, often hundreds, of times. The other component, generally a tip configuration, is designed to be used one or more times. When the performance of any component deteriorates, it is discarded and replaced by a new component, eliminating the need for repairs.

     Microsurge's principal laparoscopic products include its line of DetachaTip multi-use hand-held scissors, graspers and dissectors and DetachaPort multi-use trocars. Microsurge is also developing a DetachaClip multi-use laparoscopic clip applier for use in ligating vessels and ducts. Microsurge began marketing its laparoscopic products in July 1993, and has since introduced over 52 products to the laparoscopic instrumentation market.

     The manufacturing, product development, and sales and marketing for the Microsurge reposable product line has been integrated with the Company's existing operations.

SALES AND MARKETING

     The Company believes that its strategy of focusing on products for the minimally invasive and general surgery, urology and gynecology markets by utilizing a large sales force has and will continue to afford it competitive advantages. This distribution channel, in combination with a telemarketing staff, a national accounts department and a network of international distributors gives the Company widespread access to the markets it serves.

     Approximately 90 domestic sales representatives call on general surgeons and gynecologists, primarily in the operating room setting in hospitals and surgery centers. This sales force offers a full line of minimally invasive and general surgical instruments, including pneumo needles, trocars, retractors, scissors, staplers and access and wound closure devices for a wide range of diagnostic and operative procedures. In addition, this sales force offers the full line of reposable surgical instruments acquired in the Microsurge acquisition. With proprietary technology, such as that demonstrated by the new Reflex(R) AEC35(TM) articulating cutter and stapler, an endoscopic surgical device that simultaneously cuts and staples tissues in difficult to reach anatomy, this sales force has been welcome in the operating room. In addition, these sales representatives work with distributor sales representatives providing training and technical support for the sales efforts of the Company's distributors for these products.

     Another 70 domestic sales representatives call on urologists with the Company's urology products, including the ErecAid(R) and Esteem(TM) vacuum erection systems, the RigiScan(R), a microprocessor-controlled impotence diagnostic monitor, the Dura-II(TM) penile prosthesis and the AccuBar(TM) and AccuLoop(TM) vaporizing electrodes. The urology sales representative becomes an extension of the urologist's practice through patient education and in service training relating to the Company's products. As a value added service to patients and physicians, the Company staffs a 24 hour, 365 days per year urology "hot line" to answer questions about erectile dysfunction and product use. The Company believes that its high level of customer and physician service is important to its market leadership in vacuum erection systems.

     Both the urology and general surgery/gynecology sales forces sell EndoView(TM), a self-contained video endoscopy system that can be used by all medical specialties practicing visualization. This product, which creates a new segment in the visualization market, was introduced in June, 1996. The Company expects to introduce a second generation video endoscopy system during 1997 and to develop follow-on products for distribution through its 160 sales representatives. The Company believes that the availability of innovative products, such as EndoView(TM) and the Reflex(R) AEC35(TM) articulating cutter and stapler, provides the Company's sales force with additional access to physicians and surgeons, and therefore, increases selling opportunities as physicians are anxious to learn about innovations which could have a material effect on their practices.

     Telemarketers solicit leads and reorders in support of both the urology and general surgery/gynecology sales forces. Telemarketing is an important source of sales for the Company's medical/surgical products as well, including reusable underpads, briefs and diapers, catheters and urinary drainage systems. These products are typically sold to stocking distributors, hospitals and nursing home chains and commercial laundries.

     A national accounts staff seeks national and regional contracting opportunities for the Company's products, prepares competitive proposals, makes presentations and enters into long term sales relationships with hospital chains, managed care organizations and medical/surgical distributors. The Company has recently focused its sales and marketing efforts on establishing relationships with large healthcare group purchasing organizations, and recently entered into several agreements with large group purchasing organizations.

INTERNATIONAL SALES

     International sales (sales outside of North America) were $3.3 million, $1.7 million and $11.8 million for the year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997, respectively. The Company distributes its products through a network of distributors covering a number of countries outside of North America.

MANUFACTURING

     The Company's manufacturing operations are conducted primarily at its facilities in Costa Mesa, California and Richland, Michigan. At its Costa Mesa facility, the Company conducts injection molding operations, assembles products and conducts quality assurance procedures. The Company has a Class 100 clean room at its Costa Mesa facility. Because of the Company's injection molding capabilities, the Company has been able to manufacture a number of its acquired products in-house, thereby realizing significant cost savings. The Company has significant capacity to take on additional medical products molding work related to its own existing and new products, as well as medical products of third parties, without additional capital expenditures. The Company's manufacturing facility in Richland, Michigan is a sophisticated manufacturing facility that employs many manufacturing techniques designed to lower costs and insure quality.

     The Company manufactures and distributes Class I, II and III medical devices following "good manufacturing practice" ("GMP") guidelines at its manufacturing facilities in Costa Mesa, California and Richland, Michigan. The Company's manufacturing operations consist of the fabrication of certain specialized components and assembly, inspection, testing and packaging of these components into a final product. Final assembly and packaging operations for some of the products are conducted in environmentally controlled rooms. Various components, subassemblies and certain finished products are manufactured by suppliers to the Company's specifications. In addition, the Company manufactures its line of reusable underpads and briefs at its manufacturing facility in Watertown, South Dakota.

     The Company has not experienced in the past material difficulty in obtaining equipment, supplies and materials which it may require in connection with manufacturing its products. Although the Company presently believes that there are a number of possible vendors for most of the raw materials, components and subassemblies required for the Company's products, certain components currently are obtained from a single source. Moreover, substitute raw materials and components may not be immediately available in quantities needed by the Company. The disruption or termination of any single source vendor could have a material adverse effect on the Company's operations. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, including GMP compliance inspections conducted by the FDA and by state regulatory authorities.

     The Company's Costa Mesa manufacturing facility has recently received ISO9001 certification.

COMPETITION

     While the Company competes with a number of multi-product companies, there are a number of "single product" companies serving, or developing products for, some of the Company's Target Markets. The Company believes that it has a competitive advantage over many "single product" companies. Competition in the field of medical products is intense and rapidly changing, and the Company expects that competitive pressures will intensify. The Company competes on the basis of a number of factors, including product features and price. Some of the companies producing competing products have greater marketing and distribution capabilities than the Company, and many of them have substantially greater financial and other resources with which to pursue development, manufacturing, marketing and distribution of their products. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved features and lower prices. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing or future products. Increased competitive pressure also could lead to intensified price-based competition that could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

     The Company believes that the primary competitive factors affecting its business are the safety and effectiveness of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products, distribution channels and third party reimbursement policies. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or its competitors' products. Accordingly, the Company believes that its ability to compete successfully will depend on its capability to create and maintain technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals and manufacture, assemble and successfully market products either alone or through other parties. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry by the Company. There can be no assurance that the Company will be able to compete successfully with existing or future competitors.

     In the minimally invasive surgery market, the Company competes with medical products companies, including United States Surgical Corporation and Ethicon, Inc., a division of Johnson & Johnson. In the erectile dysfunction market, the Company competes with companies such as Mission Pharmacal and Mentor. The Company's products also compete with those of others designed for alternative methods of treatment, such as drugs sold by pharmaceutical companies and others as a treatment for erectile dysfunction. In the incontinence market, the Company competes with disposable paper adult diapers and briefs manufactured by large paper companies, such as Kimberly Clark, and with competing products similar to those offered by the Company.

RESEARCH AND DEVELOPMENT; PRODUCT DEVELOPMENT

     The Company recognizes that the sale of medical products requires continuous development of new products and refinements of established products. A major component of the Company's research and development strategy involves identifying products and companies that have developed products that may be potential acquisition candidates. The Company believes that there are a number of opportunities to acquire products and technologies that have already been developed or partially developed.

     The Company had $5.4 million, $2.8 million and $5.0 million in research and development expenditures in the year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997, respectively. The research and development expenditures of the Company have decreased significantly as the Company has decided to narrow the focus of its research and development efforts, and to adopt a program of actively acquiring or licensing developed technology. As a result, the Company's research and development expenditures have decreased as the Company has consolidated the research and development groups of certain acquired companies into a single group and as a result of the write-down of significant research and development of acquired entities in 1995 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's current research and development efforts include completion of clinical trials and regulatory approval of the cardiac output monitoring device acquired from X-Cardia. In addition, the Company has several product development projects underway which involve enhancements of, or improvements to, existing products. As the Company has acquired businesses and technologies, it has acquired a number of products under development which will require additional research and development efforts by the Company in an attempt to bring products to market. As a result, the Company anticipates that research and development expenditures will increase in the future over historical levels.

     The Company employs a product development staff with product design capabilities and also employs a product quality department to ensure that its products are acceptable for patient use.

PATENTS, LICENSES AND TRADEMARKS

     The Company believes that patents and other proprietary rights are important to its business. The Company's commercial success and future revenue growth will depend, in part, on its ability to operate without infringing on the rights of others both in the United States and abroad and not breaching technology licenses that cover technology used in the Company's products. The Company owns or has authority to use United States and foreign patent rights with respect to some of its medical products and has filed, and expects in the future to file, additional patent applications. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products and processes, obtain licenses or cease certain activities. If such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. The Company recently acquired X-Cardia which has filed patent applications with respect to its cardiac output monitoring technology, although no assurance can be given that patent approval will be received. There can be no assurance as to the breadth or degree of the protection that may be afforded by such patents, or whether such applications ultimately may be approved. The Company believes that some measure of patent protection with respect to its products will be required to allow it to compete with large medical products companies. There can be no assurance that the Company will continue to develop or acquire products or processes that are patentable or that the patents applied for will be issued or that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide the Company with competitive advantages. In addition, the Company could incur substantial costs in defending its proprietary rights and there can be no assurance that a competitor's technology or product would be found to infringe such rights. Although the Company believes that its patents are valid, there can be no assurance that the validity of any patent will be upheld if asserted by the Company against any party. Further, there can be no assurance as to the breadth and degree of protection of these rights or that other companies will not independently develop products similar to the Company's products that will not infringe on the Company's rights but will compete directly with the Company's products. In addition, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the United States.

     The patents or proprietary rights of others may have an adverse effect on the ability of the Company to do business in the future. The Company may be required to obtain licenses to patents or proprietary rights of other parties in order to produce and sell certain of its products. No assurance can be given that the Company's technology can be developed and commercialized without a license to such patents or proprietary rights or that any licenses required under any such patent or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain or maintain such licenses, it could encounter delays in product introductions while it attempts to design around or contest the validity of such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed, any one of which could have a material adverse effect on the Company. Furthermore, there can be no assurance that competitors or potential competitors will not independently develop similar or alternative technologies to those of the Company, duplicate any of the Company's products or technologies, or design around the patented technologies developed by the Company or its licensors, any of which could have a material adverse effect on the Company's business, results of operations or financial conditions.

     The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently create substantially equivalent proprietary information or otherwise gain access to or disclose such information of the Company. It is the Company's policy to require certain of its employees, contractors and consultants to execute confidentiality agreements to protect its unpatented proprietary technology and know-how. There can be no assurance that such confidentiality agreements will not be breached, that the Company would have adequate remedy for such breach, or that the Company's trade secrets will not otherwise become known through independent discovery by competitors. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

GOVERNMENT REGULATION

     Most of the Company's medical products are subject to regulation for safety and efficacy by, among other governmental entities, the FDA and corresponding agencies of states and foreign countries in which the Company sells its products. The process of receiving governmental approval may take a number of years and the expenditure of substantial resources. There can be no assurance that even after such time and expenditures, regulatory approvals will be obtained for any of the products developed by the Company. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, discovery of previously unknown problems with a product, manufacturer or its manufacturing facilities may result in restrictions on such product or manufacturer, including withdrawal from the market. The Federal Food, Drug and Cosmetic Act (the "FDC Act"), the Public Health Services Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements may have a material adverse effect on the Company, and can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve product license applications or allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted. Failure to comply with present or future regulatory requirements, or respond to new information reflecting on the safety or effectiveness of an approved product, can lead the FDA to withdraw its approval to market the product. The Company incurs substantial costs in complying with regulatory requirements.

     With the enactment of the Medical Device Amendments in May 1976 to the FDC Act, the FDA classified medical devices in commercial distribution into three classes, Class I, II or III. This classification is based on the controls necessary reasonably to ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to GMP regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA pursuant to a premarket approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life-supporting or implantable devices.

     The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a premarket notification clearance pursuant to Section 510(k) of the FDC Act ("510(k) Notification") or a PMA prior to being introduced into the market. In general, clearance of a 510(k) Notification may be obtained if a manufacturer or distributor of a medical product can establish that a new device is "substantially equivalent" in terms of safety, effectiveness and intended use to another legally marketed and approved medical device. The FDA may also require review by an advisory panel as a condition for 510(k) Notification, which can further lengthen the process. In addition to requiring clearance for new products, FDA rules typically require a filing and a waiting period prior to marketing modified versions of existing products. The Company anticipates that most of its products will be eligible for the 510(k) Notification procedure. The process of obtaining a 510(k) Notification typically takes at least three months from the date of filing of the application and generally requires the submission of supporting data, which in some cases can be extensive and, as a result, may extend the process for a considerable length of time. At this time, the FDA typically responds to a submission of a 510(k) Notification within 180 to 360 days. Market clearance may take three to twelve months or longer. If the FDA were to require suspension of the sale of one or more of the Company's products pending receipt of a newly required 510(k) Notification or if the FDA were to refuse to grant 510(k) Notification, the Company's revenues and operating income could be materially and adversely affected. Under the Safe Medical Devices Act of 1990 ("SMDA"), the FDA is directed to adopt new 510(k) notice regulations which could potentially make the approval process for the Company's products more time-consuming, difficult and expensive. The SMDA includes new provisions relating to post-market surveillance requirements for certain types of devices and authorizes the FDA to adopt new controls to be applied to certain devices such as some being developed by the Company, including the promulgation of a performance standard requirements for patient registries and imposition of guidelines.

     In the event that the shorter 510(k) Notification procedure is not available, or if the Company cannot obtain 510(k) Notification for a product subject to FDA marketing approval, the Company will be required to seek approval to market the device through the PMA process. The preparation and processing of a PMA is significantly more complex and time consuming than the 510(k) Notification process. The PMA process may take several years or longer and requires the submission of extensive supporting data and clinical information. An approved PMA application for a new instrument indicates that the FDA has determined that a device has been proven, through the submission of preclinical and clinical data and manufacturing information, to be safe and effective for its intended uses. Upon receipt, the FDA will conduct a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By regulation, the FDA has 180 days to review a PMA once it is determined to be fileable. While the FDA generally has responded to PMAs within the allotted time period, complete PMA reviews more often occur over a significantly protracted time period, and generally take approximately two years or more from the date of filing to approval.

     Through March 31, 1997, substantially all of the Company's FDA marketing clearances have been obtained through the 510(k) process. Certain future applications, however, may require PMA clearance. The Company believes that it is in material compliance with the FDA's 510(k) requirements for new and modified devices. The FDA has announced a program to review approvals (510(k)s and PMAs) for certain devices. There can be no assurance that upon any such review the FDA will agree with the Company's determination regarding its 510(k)s. If the FDA were to disallow a 510(k) marketing clearance for any device, the Company could be required to file appropriate applications, either 510(k) or PMA, with the FDA or be required to take the products in question off the market. Also, the FDA could bring regulatory or enforcement actions against the Company. The Company has and continues to meet the requirements for FDA compliance through their good manufacturing practice guidelines and semi-annual FDA inspections.

     International sales of medical devices are subject to regulatory requirements that vary widely from country to country. The time required to obtain approvals by foreign countries may be longer or shorter than that required for FDA approval, and regulatory requirements in foreign countries may differ significantly from those of the FDA. The receipt or denial of FDA approval for a particular product may result in the receipt or denial of regulatory approval for that product in certain other countries. In addition, international sales of medical devices not cleared by the FDA for distribution in the United States may be subject to FDA export requirements, which require the Company to document that the sale of the device is not in violation of that country's medical device laws. This documentation is then submitted to the FDA with a request for a permit for export to that country.

     There can be no assurance that the Company will obtain timely regulatory approval for their future products, or that existing approvals will not be withdrawn. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, product recalls, seizure of products, operating restrictions, refusal of the government to allow each company to enter into supply contracts, and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory approval of any of the Company's products. Delays in receipt of, or failure to receive, approvals, or the loss of previously received approvals, could have a material adverse affect on the Company's business, financial condition and results of operations.

     FDA and state regulations also govern the manufacturing of the Company's medical products. The Company is registered as a medical device manufacturer with the FDA and state health agencies. The FDA and state health service agencies inspect the Company from time to time to determine whether it is in compliance with various regulations relating to medical device manufacturing, including the Good Manufacturing Practice regulations governing manufacturing, testing and quality control, and product liability of medical devices. Although the Company believes that it currently is in material compliance with these regulations, a determination that the Company is in material violation of such regulations could lead to the imposition of injunctions, suspension or loss of regulatory approvals, refusal to approve future marketing clearances, recalls, cessation of distribution, or product seizures, and, in the most egregious cases, criminal sanctions or closure of the Company's manufacturing facilities.

     Healthcare is an area of extensive and dynamic regulatory change. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. Key elements in many of the healthcare reform proposals were various insurance market reforms, the requirement that businesses provide health insurance coverage for their employees, reductions or smaller increases in future Medicare and Medicaid reimbursement to providers and more stringent governmental cost controls. None of these proposals have been adopted. There continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti-referral legislation and further reduction in Medicare and Medicaid reimbursement. A broad range of both similar and more comprehensive healthcare reform initiatives is likely to be considered at the state level. The costs of certain proposals would be funded in part by reductions in payments by governmental programs, including Medicare and Medicaid to healthcare providers. In addition, both public and private payors are increasing pressures to limit increases in healthcare costs. These changes could have a material adverse effect on the Company's business, results of operations and financial condition.

     There have been a number of proposals over the last several years that, if implemented, could have the effect of eliminating or reducing, or curtailing increases in, Medicare and Medicaid reimbursement for certain medical products, and there has been increasing pressure from private payors to limit increases in healthcare costs. Any of these proposals (including without limitation any such proposal relating to the Company's Rigiscan product), if adopted could have a material adverse effect on the Company's business, results of operations, future sales or its ability to collect accounts receivable related to such sales and historical sales. In addition, increased pricing pressure from private payors could have a material adverse effect on the Company's business, results of operations or financial condition.

     Healthcare is subject to laws and regulations of federal, state and local governments and is an area of extensive and dynamic regulatory change. The process of obtaining required regulatory clearances can be lengthy and expensive, and compliance with the FDA's GMP regulations and regulatory requirements can be burdensome. Laws and regulations often are adopted to regulate new and existing products, services and industries. Changes in the law or regulations or in the interpretation of existing laws can have a dramatic effect on permissible activities and the relative costs of doing business. There can be no assurance that federal, state or local governments will not impose additional restrictions upon all or a portion of the Company's activities which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that the required regulatory clearances will be obtained, or that those obtained may not include significant limitations on the uses of the product in question. In addition, changes in existing regulations or the adoption of new regulations could make regulatory compliance by the Company more difficult in the future. The Company believes that the FDA has increased its scrutiny of the medical device market, thus slowing the regulatory review process for medical devices. This may affect the Company's proposed sale of certain products. The failure to obtain the required regulatory clearances or to comply with applicable regulations would result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions and could have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

     The Company also is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or
(ii) impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of the Company's operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred any significant expenditures or liabilities for environmental matters to date. However, no assurance can be given that the Company will not incur significant expenditures in future periods with respect to complying with environmental laws.

PRODUCT LIABILITY AND INSURANCE

     The nature of the Company's present and planned medical products, particularly surgically implanted products, exposes the Company to product liability risks. The Company maintains product liability insurance, which it believes is adequate. There can be no assurance, however, that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company is required under certain of its licensing agreements to indemnify its licensors against certain product liability claims by third parties.

EMPLOYEES

     As of May 31, 1997, the Company employed approximately 936 persons. The Company has experienced no work stoppages and is not a party to any collective bargaining agreement. The Company believes that its relations with employees are good.

CORPORATE EXECUTIVE OFFICERS

     The following table sets forth the names and ages of executive officers of the Company as of June 30, 1997. A summary of the background and experience of each of these individuals is set forth below.

       NAME           AGE                      POSITION HELD
------------------    ---     ------------------------------------------------
Charles A. Laverty    51      Chairman of the Board and Chief Executive
                              Officer
James L. Johnson      48      Executive Vice President and Chief Financial
                              Officer
Bruce A. Hazuka       50      Executive Vice President and Chief Operating
                              Officer
Kevin M. Higgins      55      Senior Vice President and General Counsel
Paul Petersen         38      President -- Urology Products
Richard Kindberg      40      President -- Surgical Products
M. Cassandra Hoag     42      President -- Gynecology Products
Randall L. Condie     42      President -- Medical/Surgical Products
Michael Schuler       47      President -- Visualization Products

     CHARLES A. LAVERTY became Chief Executive Officer in September 1994, and Chairman of the Board of Directors in December 1994. Mr. Laverty has spent the last 15 years of his 20 years of management and marketing experience in the healthcare field and currently serves as a director of Integrated Living Communities, an operator of retirement communities. Prior to joining the Company, Mr. Laverty was employed as Senior Executive Vice President and was a director of Coram Healthcare Corporation, the second largest home infusion therapy company in the United States, which was formed by the merger of Curaflex Health Services, Inc., HealthInfusion, Inc., Medisys, Inc., and T2 Medical, Inc. Mr. Laverty served as the Chairman of the Board, President and Chief Executive Officer of Curaflex Health Services from February 1989 to July 1994. Prior to his association with Curaflex, Mr. Laverty served as President and Chief Executive Officer of InfusionCare, Inc., a home infusion services company, from October 1988 to February 1989. In addition, he has held several positions, including Chief Operating Officer, with Foster Medical Corporation, a durable medical equipment supply company, and worked in both sales and management for C.R. Bard, a medical device company.

     JAMES L. JOHNSON has served as Executive Vice President and Chief Financial Officer of the Company since September 1995. Prior to that time, Mr. Johnson was a partner at Ernst & Young LLP. His responsibilities included a regional role as the Area Managing Director for the Healthcare Industry. Prior to joining Ernst & Young LLP, Mr. Johnson was a partner of Arthur Andersen LLP. During his 22 years in public accounting, Mr. Johnson had served as an advisor, strategist and coordinating partner for many of the firm's most prestigious healthcare clients. Mr. Johnson is a certified public accountant.

     BRUCE A. HAZUKA has served as Executive Vice President -- Operations since September 1995 and became Chief Operating Officer in March 1997. Mr. Hazuka has spent his entire 27 years of general management, marketing and operations experience in the healthcare field, and was founder, President and Chief Executive Officer of Healthcare Associates, Inc. which was founded in January 1990. Prior to joining the Company, Mr. Hazuka served as Chairman of the Board, President and Chief Executive Officer of Allscrips Pharmaceuticals, Inc., a pharmaceutical benefits management company, from September 1990 to June 1994. Mr. Hazuka is a director of Integrated Medical Resources, Inc., a provider of disease management services for men suffering from erectile dysfunction.

     KEVIN M. HIGGINS became Senior Vice President and General Counsel of the Company in November 1995. From 1989 to 1995 Mr. Higgins was Vice President and General Counsel of Curaflex Health

Services, Inc. From 1987 to 1989 he was Vice President and General Counsel of Foster Medical Corporation. Prior to that, Mr. Higgins was with Avon Products, Inc.

     PAUL PETERSEN became President -- Urology Products in January 1997. From December 1995 until January 1997, Mr. Petersen served as Senior Vice President -- Sales and Marketing. Mr. Petersen served in various management positions at Osbon Medical Systems from October 1988 until December 1995 when Osbon Medical Systems became a subsidiary of the Company.

     RICHARD KINDBERG has served as President -- Surgical Products since July 1996. He joined Richard-Allan as Director of Marketing, Sales Development and International Sales in January 1995 and served in these capacities until August 1996 when the Company acquired Richard-Allan. He was Director of New Product Development at Focal Interventional during 1994. Prior to that time, he served as Director of Professional Marketing & Education at the Ethicon Endosurgery Division of Johnson & Johnson.

     M. CASSANDRA HOAG served as Senior Vice President -- Sales and Marketing from October 1994 through August 1996 at which time she became
President -- Gynecological Products. Prior to joining the Company, Ms. Hoag served as a Division Vice President of Curaflex Health Services, Inc. From April 1989 to December 1992, Ms. Hoag served as Curaflex's Vice President, Central Operations. Prior to joining Curaflex, Ms. Hoag held several positions, including Vice President of Central Operations, with Foster Medical Corporation and Abbey Healthcare Group from February 1985 to April 1989.

     RANDALL CONDIE has served as President -- Medical Surgical Products since February 1997. Prior to that, Mr. Condie was Vice President, National Accounts for the Company, serving in that capacity since August 1995. Prior to that he held several executive sales management positions with the Company since October 1994.

     MICHAEL SCHULER joined the Company in January 1996 as Senior Vice President, New Business Development. He became President -- Visualization Products in August 1996. Prior to joining the Company, Mr. Schuler was with Advanced Surgical, Inc. from 1992 until 1995. He was appointed Chief Executive Officer in 1994. Prior to Advanced, Mr. Schuler was with Johnson & Johnson Interventional Systems as Vice President of Product Management.

ITEM 2. PROPERTIES

     The following table summarized the leased and owned facilities of the
Company:

                                                                         SQUARE
 FACILITY LOCATION                      PRIMARY USES                      FEET      LEASED/OWNED
-------------------    ----------------------------------------------    ------     ------------
Newport Beach, CA                    Corporate Offices                   16,500        leased
Costa Mesa, CA                       Manufacturing; R&D                  52,600        leased
Irvine, CA                               Warehouse                       42,000        leased
Richland, MI                Manufacturing; Sales; Administration         43,500         owned
Augusta, GA                    Sale Offices; Administration;             31,656        leased
Augusta, GA                              Warehouse                       57,500         owned
Watertown, SD                          Manufacturing                     15,700        leased
Sparta, NJ                          Office and Warehouse                  7,000        leased

     The Company has entered into a five-year lease expiring in April 2001 with respect to approximately 16,500 square feet of office space which is used for the Company's corporate executive offices. The lease provides for monthly rental payments of approximately $24,000 per month.

     The Company leases approximately 42,400 square feet of space in Costa Mesa, California for its research and development personnel and manufacturing and assembly of its medical products. The lease expires on March 31, 1999 and provides for monthly rental of $19,080 during 1996, $20,352 during 1997 and $22,048 during 1998. The Company leased an additional 10,200 square feet at the same location on August 1, 1996. The lease expires on July 31, 1997 and provides for monthly payments of $4,080. The Company leased an additional 10,212 square feet of space at another location in Costa Mesa on June 1, 1996. The lease expired on May 31, 1997 and is continuing on a month to month basis thereafter at a monthly rent of $10,212.

     The Company leases approximately 42,000 square feet of warehouse space in Irvine, California which is used as a warehouse facility. The lease expires in June 1998 and provides for monthly rental payments of $24,700 per month.

     The Company owns approximately 30 acres in Richland, Michigan and approximately 43,500 square feet of office and manufacturing facilities located on that property related to surgical product operations.

     The Company leases approximately 31,656 square feet of office and warehouse space in Augusta, Georgia. The lease runs from February 1, 1995 through December 31, 2003, and provides for rental payments of $17,500 per month. The lease also requires the Company to pay insurance, utility, maintenance and other costs. The Company owns 57,500 square feet of office and warehouse space in three other buildings in Augusta, Georgia. These facilities relate to urology operations.

     The Company leases 15,700 square feet of space at a plant location in Watertown, South Dakota. The lease runs from August 1, 1995 through July 31, 2000 and provides for rental payments of $2,171 per month. The lease requires the Company to pay for utilities and other costs not specifically borne by the landlord. The Company also leases 1,115 square feet of office space in Minnetonka, Minnesota. The lease runs from April 1, 1993 through March 31, 1998 and provides for rental payments of $1,218 per month. These leases relate to medical/surgical product operations.

     The Company leases approximately 7,000 square feet of office and warehouse space in Sparta, New Jersey. The lease runs from August 1996 through March 2000, and provides for rental payments of $8,500 per month.

ITEM 3. LEGAL PROCEEDINGS

     In July 1997, two complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering requesting certification of a class action, alleging various violations of Federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All of the suits are based on substantially the same facts and have been brought on behalf of purchasers of Common Stock of the Company during various periods between July 18, 1996 and July 1, 1997. No proceedings have taken place in any of the suits.

     In addition, the Company is involved in litigation in the normal course of business. In management's opinion, the ultimate resolution of the claims currently pending will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "UROH". Prior to November 26, 1996, the Company's Common Stock was traded on the American Stock Exchange. The following table sets forth the high and low sales prices per share for the periods indicated. The information in the table has been adjusted to give effect to the one-for-three reverse stock split that was effective December 29, 1995.

    FISCAL 1996:
      First quarter.....................................................  $13 7/8     $ 9
      Second quarter....................................................  $ 9 3/8     $ 6 /16
      Third quarter.....................................................  $13 1/8     $ 8 1/8

    FISCAL 1997:
      First quarter.....................................................  $16         $11 3/4
      Second quarter....................................................  $15 1/4     $ 9 1/2
      Third quarter.....................................................  $13 1/4     $ 7 1/4
      Fourth quarter....................................................  $11 7/8     $ 7 1/4

    FISCAL 1998:
      First quarter.....................................................  $10 1/4     $ 4 3/4

     The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings, if any, to finance the anticipated growth of its business. In addition, Urohealth is restricted from paying cash dividends under the terms of the outstanding indebtedness.

     As of June 30, 1997, there were 1,212 record holders of the Company's outstanding Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company have been derived from the consolidated financial statements of the Company which have been prepared in accordance with United States generally accepted accounting principles and include the statements of operations and balance sheet data for Osbon Medical Systems, Ltd. ("Osbon"), Advanced Surgical, Inc. ("Advanced"), Dacomed Corporation ("Dacomed"), Allstate Medical Products, Inc. ("Allstate") and Microsurge, Inc. ("Microsurge") which acquisitions were accounted for as pooling-of-interests transactions. The selected consolidated financial data presented below also includes statement of operations and balance sheet data for Richard-Allan, which has been accounted for as a purchase, from August 14, 1996. For further information on these and other business combinations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements contained elsewhere in this report. Financial data as of March 31, 1996 and 1997 and for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997 are derived from the consolidated financial statements of the Company included elsewhere herein that have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or referred to herein. The selected consolidated financial data set forth below for the years ended June 30, 1993 and 1994 and as of June 30, 1993, 1994 and 1995 are derived from financial statements not included herein. The financial data for the nine months ended March 31, 1995 and for the 12-months ended March 31, 1996 are derived from the unaudited financial statements of the Company, which contain all adjustments, consisting of normal recurring accruals (except for the restructuring, direct acquisition and other costs identified in the statement of operations data below) which the Company considers necessary for a fair presentation of the financial position and results of operations for those periods. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                                                                                  NINE MONTHS ENDED      12-MONTHS
                                                   YEAR ENDED JUNE 30,               MARCH 31,(1)          ENDED       YEAR ENDED
                                             --------------------------------    --------------------    MARCH 31,     MARCH 31,
                                               1993        1994        1995        1995        1996         1996          1997
                                             --------    --------    --------    --------    --------    ----------    ----------
                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
  Net sales...............................   $ 32,666    $ 39,376    $ 49,250    $ 34,467    $ 42,953     $ 56,630      $ 90,695
  Gross profit............................     20,008      24,341      30,721      22,026      27,989       36,793        49,612
  Selling, general and administrative.....     26,298      36,114      41,057      28,839      37,056       47,977        57,691
  Research and development................      6,332      11,480       5,406       4,752       2,777        3,881         4,997
  Restructuring, direct acquisition and
    other costs(2)........................        563       1,000       7,663       6,812       9,688       10,539        62,832
                                             --------    --------    --------    --------    --------     --------      --------
  Loss from operations....................    (13,185)    (24,253)    (23,405)    (18,377)    (21,532)     (25,604)      (75,908)
  Interest expense........................        325         406         367         254       1,059        1,165         8,143
  Loss before extraordinary item..........    (13,441)    (24,804)    (24,837)    (19,299)    (23,024)     (27,527)      (83,510)
  Extraordinary item......................         --          --          --          --          --           --        (2,973)
                                             --------    --------    --------    --------    --------     --------      --------
  Net loss................................   $(13,441)   $(24,804)   $(24,837)   $ 19,299    $(23,024)    $(27,527)     $(86,483)
  Loss per share before extraordinary
    item..................................   $  (1.04)   $  (1.90)   $  (1.70)   $  (1.39)   $  (1.58)    $  (1.85)     $  (4.31)

                                                                                 JUNE 30,                        MARCH 31,
                                                                      -------------------------------     -----------------------
                                                                       1993        1994        1995         1996          1997
                                                                      -------     -------     -------     ---------     ---------
                                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and equivalents..........................................      $10,161     $ 7,065     $ 2,857      $ 3,345      $  2,591
  Working capital (deficit).....................................      $17,307     $12,784     $ 5,909      $(3,330)     $  1,714
  Total assets..................................................      $32,954     $31,473     $31,082      $33,355      $137,159
  Notes payable, bank term loan, capital leases and line of
    credit......................................................      $ 3,043     $ 3,554     $ 4,258      $16,091      $ 60,870
  Convertible subordinated notes................................      $    --     $    --     $    --      $ 2,276      $  5,268
  Convertible subordinated debentures...........................      $    --     $    --     $ 1,077      $    --      $ 50,000
  Long-term liabilities, minority interest, and redeemable
    convertible preferred stock.................................      $    55     $ 2,101     $ 2,742      $ 5,635      $  5,208
  Common stockholders' equity (deficiency)......................      $23,825     $19,537     $12,941      $(4,575)     $(14,511)

---------------

(1) During 1996, the Company changed its fiscal year end from June 30 to March
    31.

(2) Includes restructuring charges, write-off of purchased research and development, direct acquisition costs and settlement of litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Background. Since October 1994, Urohealth through new management has been transformed from a research and development company into a fully-integrated medical products company.

     Historical Growth through Acquisitions; Pooling and Purchase
Accounting. The mergers of Dacomed and Allstate were completed on July 28, 1995, the acquisitions of Osbon and Advanced closed on December 29, 1995 and the acquisition of Microsurge was completed on March 31, 1997. The operations of Urohealth are presented on a combined basis historically, as these transactions were all accounted for as poolings of interests. On May 22, 1996, Urohealth acquired Endoscopic Imaging Systems, Inc. and on June 1, 1996 and June 5, 1996 Urohealth acquired Intermed and the minimally invasive surgery product lines of O.R. Concepts, respectively. All three of these transactions were accounted for as purchases and are included in Urohealth's financials as of the date of the acquisitions. On August 14, 1996, Urohealth acquired Richard-Allan and on February 28, 1997, Urohealth acquired X-Cardia. These acquisitions were also accounted for as purchases, therefore, the results from Richard-Allan have been included commencing August 14, 1996 and the results of X-Cardia have been included from February 28, 1997, the date each acquisition closed, respectively.

     Integration of Acquisitions; Restructuring Charges. The Company has recorded significant direct acquisition costs, write-off of purchased research and development and other charges related primarily to the Company's acquisitions which have adversely impacted operating results during the periods discussed below. The restructuring charges related primarily to personnel reduction costs and facility reduction costs, as well as write-downs of acquired assets to their estimated net realizable value. For the year ended March 31, 1997, these charges totaled $65.7 million, consisting of $47.2 million related to the write-down of purchased incomplete research and development costs, $12 million of restructuring charges, $3.6 million of merger and acquisition costs, and $2.9 million of extraordinary items. The Company anticipates cost savings in future periods relating to restructuring plans implemented during the fourth quarter of fiscal 1997, primarily relating to the elimination of certain administrative finance and assembly functions in Augusta, Georgia at its Urology Division and in connection with cost savings relating to utilizing the Company's in-house molding capabilities for recently acquired products.

As a result of the foregoing, Urohealth's fiscal 1997 results are not necessarily comparable to prior periods. The fiscal 1997 results also may not be comparable due to, among other reasons, the pooling of results of operations of merged entities for periods during which such entities were operated under a different management team and the acquisitions completed in fiscal 1997 and accounted for as purchase transactions. In addition, historical results are not necessarily indicative of, nor will they be comparable to, the financial results Urohealth will realize in future periods.

     Change in Fiscal Year End. In 1996, Urohealth changed its fiscal year end from June 30 to March 31, therefore, the following discussion for fiscal 1997 compares the year ended March 31, 1997 with the 12-months ended March 31, 1996 and fiscal 1996 compares the nine month transition period ending March 31, 1996 to the corresponding period of the prior year.

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

     Net Sales. Net sales during the 12-months ended March 31, 1997 ("fiscal 1997" or "1997") increased $34 million, or 60%, over the twelve months ended March 31, 1996. This increase was primarily due to higher sales of Urohealth's urology products which increased $11.8 million, or 28%, to $53.7 million, the purchase of Richard-Allan on August 14, 1996 which increased revenues by approximately $16.3 million and the acquisition of Microsurge in March 1997 which increased revenues by $3.1 million. In addition, the Company shipped approximately $15.1 million of surgical products to distributors during fiscal 1997 as part of initial stocking orders. Revenues from these initial stocking orders are expected to be recognized in fiscal 1998. Net sales of the Company's urology products, minimally invasive and general surgery products, and medical/ surgical products represented 59.3%, 30.3% and 10.4%, respectively, of net sales for the year ended March 31, 1997.

     Gross Profit. Gross profit during 1997 increased $12.8 million, or 35%, over the 12-months ended March 31, 1996. The gross profit percentage was 55% in 1997 and 65% for the 12-months ended March 31, 1996. The decrease in gross profit percentage was primarily due to a change in the mix of products sold and the write off of discontinued product inventory of approximately $1.7 million. During the 12-months ended March 31, 1996, the Company's higher margin urology products accounted for 74% of sales, decreasing to 59% of sales in fiscal 1997.

     Selling, General and Administrative. Selling, general and administrative expenses during 1997 increased by $9.7 million, or 20%, compared to the 12-months ended March 31, 1996. The increase in selling, general and administrative expenses was related to increased sales levels and the selling, general and administrative expenses of Richard-Allan and Microsurge which were acquired during fiscal 1997. As a percentage of sales, selling, general and administrative expenses decreased to 63% for the twelve months ended March 31, 1997 from 85% for the corresponding period in 1996. The Company implemented a restructuring plan during the fourth quarter of fiscal 1997 at its Augusta, Georgia urology division to eliminate administrative functions, finance functions and assembly operations, which should result in a reduction of selling, general and administration expenses relating to those operations.

     Research and Development. Research and development expenses during 1997 increased $1.1 million, or 29%, over the 12-months ended March 31, 1996. The increase was largely due to the Company devoting additional resources to accelerate the development of new products for its gynecology and visualization product lines.

     Write-off of Purchased Research and Development. Subsequent to the acquisition of Richard-Allan and X-Cardia, a study was conducted to determine the proper allocation of the purchase price for each of these acquisitions. An independent valuation of assets acquired was performed and used as an aid in determining the fair market value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price properly attributed to incomplete research and development projects that should be expensed. Additionally, during the fourth quarter of fiscal 1997 the Company made acquisitions of technologies under development that were also accounted for or purchased research and development and written-off. Accordingly, $25.5 million, $11.5 million and $10.2 million have been expensed in connection with the acquisitions of Richard-Allan, X-Cardia and other technology purchases, respectively.

     Restructuring Charges. In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from the Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the Company's existing manufacturing locations. This restructuring is expected to be completed within one year except for redundant facilities, lease costs and payments under certain severance agreements that may continue over their terms. The Company has provided a restructuring charge of $4.0 million, of which all are cash expenditures. This restructuring includes severance costs for approximately 18 employees, certain facility closures and elimination of other redundant selling and administrative costs. Although subject to future adjustment, management of the Company believes that restructuring reserves as of March 31, 1997 are adequate to complete the restructuring.

                                       BEGINNING                                               BALANCE AT
                                     RESTRUCTURING   NON-CASH    CASH                          MARCH 31,
                                        ACCRUAL      CHARGES    CHARGES   RECLASSIFICATIONS       1997
                                     -------------   --------   -------   -----------------   ------------
                                                                (IN THOUSANDS)
    Personnel reduction costs......     $ 2,412       $   --    $  990         $    --           $1,422
    Facility reduction costs.......       1,588           --       263              --            1,325
                                         ------       ------    ------          ------           ------
                                        $ 4,000       $   --    $1,253         $    --           $2,747
                                         ======       ======    ======          ======           ======

     In March 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Osbon and Microsurge. The plan provides for the elimination of approximately 90 personnel and the closure of all significant operations at Osbon (except for customer service, sales and a limited accounting support staff) and the closure of all Microsurge facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred during fiscal 1997 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value. Although subject to future adjustment, management of the Company believes that restructuring reserves as of March 31, 1997 are adequate to complete the restructuring (in thousands).

                                                   BEGINNING                             BALANCE AT
                                                 RESTRUCTURING    NON-CASH     CASH       MARCH 31,
                                                    ACCRUAL       CHARGES     CHARGES       1997
                                                 -------------    --------    -------    -----------
                                                                   (IN THOUSANDS)
    Personnel reduction costs..................      $7,067         $ --      $3,879        $3,188
    Facility reduction costs...................         933          473          43           417
                                                     ------         ----      ------        ------
                                                     $8,000         $473      $3,922        $3,605
                                                     ======         ====      ======        ======

     It is possible that the Company will undertake additional restructuring in fiscal 1998 or thereafter as it continues to execute its business plan or as a result of additional acquisitions.

     Direct Acquisition Costs. Merger and acquisition costs during 1997 decreased $1.5 million, or 29%, over the 12-months ended March, 31, 1996. The decrease was primarily due to acquisitions completed in fiscal 1997 being recorded as purchase transactions which provides for the capitalization of acquisition costs as opposed to expensing these costs incurred in transactions accounted for as pooling of interests. These transaction costs include expenses related to broker and other professional fees.

     Interest Expense. Interest expense during 1997 increased by approximately $7.0 million, or 599%, over the 12-months ended March, 31, 1996. This increase was primarily due to increased borrowings under term loans and lines of credit and the issuance of $50 million of convertible subordinated debentures during the second and third quarters of fiscal 1997.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

     Net Sales. Net sales during the nine months ended March 31, 1996 ("fiscal 1996" or "1996") increased $8.5 million or 25% over the nine months ended March 31, 1995 ("1995") primarily due to an increase in sales of Urohealth's urological products. Urohealth's vacuum erection devices accounted for 52% and 55% of sales for 1996 and 1995, respectively. Urohealth continued to increase its sales force and maintained an aggressive advertising campaign, contributing to the sales growth.

     Gross Profit. Gross profit during 1996 increased $6.0 million or 27% over the same period in 1995. The gross margin was 65% in 1996 and 66% in 1995. There were no significant changes in Urohealth's product mix or product pricing between periods. Urohealth closed two facilities in 1996 and improved operating efficiencies, the effect of which was primarily realized in the last quarter of fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses during 1996 increased $8.2 million or 28% over the same period in 1995. This increase was primarily due to increases in sales and marketing expenses as Urohealth continued to build a sales organization. Also, general and administrative costs increased due to the addition of key management personnel and expenses associated with the integration of its four operating locations.

     Research and Development. Research and development expenses during 1996 decreased $2.0 million or 42% in 1996 over the same period in 1995. Overall, the decline in research and development costs was a result of Urohealth's decision to narrow the focus of such efforts, and to adopt a program of actively acquiring or licensing developed technology. In connection with the acquisition of Laparomed Corporation on July 27, 1994, Urohealth expensed $5.3 million of purchased research and development. The Laparomed Corporation acquisition has been accounted for as purchase with a purchase price of approximately $7 million.

     Restructuring Charges. In December 1995, Urohealth implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed, Osbon and Advanced. Under the plan, Urohealth eliminated approximately 70 manufacturing, engineering and administrative personnel and closed all operations at two acquired facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred during fiscal 1996 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value. Reclassifications during the period relate to decreases in severance amounts payable to officers of acquired companies, offset by increases in estimates for facility closure costs including loss on sale of discontinued product lines and closure costs related to international operations of acquired companies. The remaining restructuring accrual at March 31, 1996 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash. Although subject to future adjustment, management of Urohealth believes that restructuring reserves as of March 31, 1996 are adequate to complete the restructuring.

                                         BEGINNING                                            BALANCE AT
                                       RESTRUCTURING     NON-CASH      CASH      RECLASSI-     MARCH 31,
                                          ACCRUAL        CHARGES     CHARGES     FICATIONS       1996
                                       --------------    --------    --------    ---------    -----------
                                                                 (IN THOUSANDS)
    Personnel reduction costs........      $2,620         $   --      $1,171       $(730)       $   719
    Facility reduction costs.........       2,836          1,187       1,258         730          1,121
                                           ------         ------      ------       -----         ------
                                           $5,456         $1,187      $2,429       $  --        $ 1,840
                                           ======         ======      ======       =====         ======

     Direct Acquisition Costs. Merger and acquisition costs during 1996 increased $3.4 million over the same period in 1995. The results of operations in 1996 reflect additional transaction costs of $4.2 million related to Urohealth's mergers with Osbon, Advanced and Dacomed. These transaction costs include expenses related to broker and other professional fees.

     Interest Expense. Interest expense during 1996 increased by approximately $805,000 or 317% over the same period in 1995, primarily due to the issuance of the Debentures as well as increased borrowings under term loans and lines of credit.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     Expenses related to minority interest were $78,000, $55,000 and $25,000 during fiscal 1995, 1996 and 1997, respectively. Such expenses consist of 7% dividends payable to stockholders of preferred stock of a Urohealth subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1997, Urohealth completed the sale of $110 million of its 12 1/2% Senior Subordinated Notes due 2004 (the "Notes") raising net proceeds of approximately $105 million. Urohealth used approximately $54 million of the net proceeds from the offering to repay amount outstanding under Urohealth's term and revolving credit facility. Concurrently with the consummation of the sale of the Notes, Urohealth entered into a new $50 million revolving credit facility with Urohealth's senior lender (the "Senior Credit Facility"). The Senior Credit Facility is secured by substantially all of the Company's assets and matures in March 2002. The Company is required to meet certain financial covenants under the Senior Credit Facility and available amounts under the revolving credit facility are based on eligible inventory and accounts receivable. As of June 30, 1997, Urohealth had no amounts outstanding under the Senior Credit Facility. As of March 31, 1997, Urohealth had working capital of approximately $42 million, adjusted for the sale of the Notes.

     The Company used $19.2 million of the proceeds from the sale of the Notes to purchase government securities (the "Pledged Securities") which have been pledged for the benefit of the holders of the Notes. The scheduled principal and interest payments on the Pledged Securities is in an amount sufficient to pay when due the first three semi-annual scheduled interest payments on the Notes. During fiscal 1998, the Company is obligated to repay at maturity approximately $5.8 million of notes and accrued interest assumed in the acquisition of Microsurge. In addition, the Company is obligated to pay $16.5 million to the former X-Cardia shareholders upon achievement of a patent approval milestone, the likelihood and timing of which cannot be predicted with certainty at this time. However, it is reasonably possible that such milestone payment could become payable in fiscal 1998.

     Approximately $6.2 million of Urohealth's restructuring charges are projected to be paid over the next 12 months. The long-term portion consists of redundant facility lease costs to be paid out through 2003 and severance costs to be paid out over the next two years. Urohealth currently expects to pay these restructuring charges from cash flow from operations or from financing activities.

     Urohealth had capital expenditures for the nine months ended March 31, 1996 and the year ended March 31, 1997 of $3.0 million and $12.3 million, respectively, primarily due to the consolidation and expansion of manufacturing and upgrade of management information systems. Urohealth currently has a $2.7 million commitment for a corporate aircraft and anticipates capital expenditures, primarily for increased manufacturing capacity and information systems, for the next 12 months will exceed $10.0 million.

     The Company is a holding company whose material assets consist primarily of the capital stock of its subsidiaries. Consequently, the Company is dependent upon dividends paid by its subsidiaries to pay the Company's operating expenses and to service the Company's debt obligations, including its obligations under the Notes and the Senior Credit Facility. Except for applicable restrictions under state corporate laws, there are currently no restrictions on any of the subsidiaries ability to pay dividends to the Company.

     Through March 31, 1997 Urohealth has continued to have negative cash flow from operations, primarily due to increases in operating losses, accounts receivable and inventories. Operating losses increased for the reasons discussed previously in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Urohealth's accounts receivable balances increased by approximately $9.2 million during the year ended March 31, 1997 primarily due to the acquisition of Richard-Allan accounts receivable which were not included in the prior fiscal year. Management anticipates further increases in accounts receivable in 1997, possibly also on extended payment terms, as sales volume under a number of distribution agreements increases. Urohealth's inventory balances increased by approximately $21 million during the year ended March 31, 1997 due to new product introductions, the acquisition of Richard-Allan and an increase in inventory levels to support increased sales volume. Urohealth expects further increases in inventories to support anticipated sales under group purchasing organization and distribution agreements. Cash used in operations totaled approximately $55 million for the year ended March 31, 1997. During this period, Urohealth's operations have been funded primarily from the proceeds of debt and equity offerings, including the sale of $50 million of convertible subordinated debentures and the sale of 2,684,000 shares of the Urohealth's Common Stock.

     Urohealth believes that the net proceeds from the currently available cash balances, amounts available under the Senior Credit Facility, and funds generated from operations will provide adequate liquidity to finance its operations for the next 12 months. Urohealth's business strategy includes efforts to expand business operations through the acquisition of new products, product lines and businesses. Business acquisitions may continue to be financed through the issuance of shares of Urohealth's Common Stock and other financing activities. However, there can be no assurance that any such transactions will be consummated. Should Urohealth not be able to obtain such financing, Urohealth will be required to proceed with its planned expansion at a slower rate. Urohealth may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to Urohealth.

FACTORS AFFECTING FUTURE OPERATING PERFORMANCE

     Significant Leverage. Urohealth has substantial indebtedness and significant debt service obligations. At March 31, 1997, on a pro forma basis (to reflect the private placement in April 1997 by Urohealth of $110 million of its 12 1/2% Senior Subordinated Notes (the "Notes") (the "Note Offering"), Urohealth would have had approximately $171.9 million of indebtedness outstanding, approximately $192.8 million of total assets, approximately $143.1 million of total tangible assets and approximately $(14.6) million of stockholders' equity.

     Urohealth's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under its existing credit facility (the "Credit Facility") or successor credit facilities. Urohealth will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. Urohealth historically and, on a pro forma basis for the year ended March 31, 1997, has had negative cash flow from operations. In order to have positive cash flow from operations and meet its various financial requirements, including debt service, Urohealth must experience substantial growth and improvements in its results of operations. There can be no assurance that Urohealth will have positive cash flow from operations in the future. If Urohealth is unable to meet its cash requirements out of cash flow from operations or from available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the Credit Facility, the indenture relating to the Notes (the "Note Indenture"), or other debt instruments. In the absence of such financing, Urohealth's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or research and development may be adversely affected. Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, Urohealth will have to obtain alternative financing.

     Urohealth's high degree of leverage could have important consequences including, without limitation, the following: (i) a substantial portion of Urohealth's net cash provided by operations will be committed to the payment of Urohealth's interest expense and principal repayment obligations and will not be available to Urohealth for its operations, capital expenditures, acquisitions or other purposes; (ii) Urohealth's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;
(iii) Urohealth will be more highly leveraged than certain of its competitors, which may place it at a disadvantage and limit Urohealth's flexibility in reacting to changes in its business; and (iv) Urohealth's borrowings under the Credit Facility bear interest at variable rates, which could result in higher interest expense if interest rates rise.

     Operating Losses; No Assurance of Profitability; Liquidity. Urohealth reported net losses for its fiscal year ended June 30, 1995, for the nine months ended March 31, 1996 and the year ended March 31, 1997 of $24.8 million, $23.0 million and $86.5 million, respectively. There can be no assurance that Urohealth will be profitable in any future period. The net cash used in operating activities by Urohealth for its fiscal year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997 was $12.9 million, $16.9 million and $55.0 million, respectively. There can be no assurance that the operating activities of the Company will generate sufficient cash flow to meet its liquidity needs in any future period. The future capital requirements of the Company will depend upon many factors, including the success of its sales and marketing efforts, new product development, and future acquisitions of companies and products. The Company believes that the net proceeds from the Note Offering, together with borrowings under the Credit Facility and funds expected to be generated from operations will be adequate to fund operations for the next 12 months. There can be no assurance, however, that the Company will not require additional financing during such time. Further, there can be no assurance that any additional financing will be available to Urohealth on acceptable terms, if at all. In addition, other than certain permitted indebtedness (under the Note Indenture), including indebtedness under the Credit Facility, Urohealth will need improvement in results of operations in order to incur additional indebtedness under the terms of the Note Indenture. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its acquisition and product development efforts, which could have a material adverse effect on Urohealth's business, results of operations or financial condition.

     Limitations Imposed by Certain Indebtedness. The documents governing the indebtedness of Urohealth (including the Note Indenture and the Credit Facility) contain significant covenants that limit Urohealth's and its subsidiaries' ability to engage in various transactions and, in the case of the Credit Facility, require satisfaction of specified financial performance criteria. In addition, under each of the foregoing documents, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute an event of default permitting acceleration of the indebtedness covered by such documents. The limitations imposed by the documents governing the outstanding indebtedness of Urohealth and its subsidiaries are substantial, and failure to comply with them could have a material adverse effect on Urohealth and its subsidiaries.

     Future Operating Results Dependent on Products. The future operating results of the Company will be dependent upon its ability to increase sales of existing medical products and the continued acceptance of such products by the medical community and third-party payors as useful and cost-effective. Historically, Urohealth has been highly dependent on the sale of vacuum erection devices for the treatment of male impotence. The market for medical products is characterized by rapid technological change and product obsolescence. In particular, competition in the market for treatment of male impotence is especially intense and has increased substantially in recent years. Competitors and others may develop and introduce new products, devices or approaches for treatment of the conditions targeted by Urohealth that could render one or more of Urohealth's products obsolete or noncompetitive. The future operating results of the Company will also be dependent, therefore, upon its ability to develop or acquire new products that are competitive in the markets it serves. Product acceptance will depend upon many factors, including the continued demonstration of the utility and cost-effectiveness of products of the Company, the maintenance of regulatory clearance in the United States and elsewhere and the continued availability of third-party reimbursement. Failure of one or more of Urohealth's products to continue to be accepted by the medical community or the inability to develop new products could have a material adverse effect on the Company. Substantially all of Urohealth's medical product sales are derived from medical products of companies that Urohealth has acquired. As Urohealth has acquired businesses and technologies, it has acquired a number of related products under development which will require additional research and development efforts by Urohealth in an attempt to bring such products to market. While members of management of Urohealth have experience in developing products internally, Urohealth has not historically developed a significant number of medical products internally. There can be no assurance that Urohealth's medical products will be successfully developed and marketed, that required regulatory approvals from the Food and Drug Administration ("FDA") or equivalent foreign authorities for any indication will be obtained or that any products, if produced, will be capable of being produced in commercial quantities at reasonable costs, that such future products will be brought to market in a timely manner or that existing products will generate significant sales, the failure of any of which could have a material adverse effect on Urohealth's business, operating results or financial condition.

     Concentration of Credit Risk; Extended Payment Terms. Urohealth sells several product lines that are considered "capital equipment" by hospitals and other purchasers. From time to time, Urohealth offers certain customers extended payment terms to facilitate sales of these products. Urohealth may in the future grant similar extended payment terms. For the year ended March 31, 1997, sales that Urohealth made pursuant to extended payment terms were approximately 7% of total sales. Urohealth's typical payment terms require payment from 30 to 90 days. As of March 31, 1997, Urohealth had a total of $4.3 million of accounts receivable on extended payment terms with Integrated Medical Resources, Inc. ("IMR") for sales of Urohealth's Rigiscan product pursuant to terms under which the payments are due over 15-36 months. Over the twelve month period ended March 31, 1997, Urohealth sold approximately $5.8 million of products to IMR on extended terms. IMR is a public company traded on the Nasdaq under the symbol "IMRI." For its most recent fiscal year ended December 31, 1996, IMR reported a loss of $6.5 million. Bruce Hazuka, Executive Vice President -- Chief Operating Officer for Urohealth, is a member of the board of directors of IMR.

     Uncertainty Relating to Third-Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase Urohealth's products and other medical devices, generally rely on third-party payors, including private health insurance plans and federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement has traditionally been available in the United States for vacuum erection devices manufactured by Urohealth and sold by prescription to patients under a specific reimbursement code. The majority of the remaining

Urohealth products are used in procedures for which reimbursement is generally available, however, there are no specific reimbursement codes for Urohealth's products. There can be no assurance that reimbursement will be available for procedures performed using Urohealth's existing products or future products. In the event that reimbursement is not available for procedures using such products, the market acceptance for such products in the United States could be materially and adversely affected. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per covered individual. Urohealth is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors, and Urohealth could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which its products are used. Failure by physicians, hospitals and other users of Urohealth's products to obtain sufficient reimbursement from health care payors for procedures in which their products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on Urohealth's business, financial condition and results of operations.

     Market acceptance of Urohealth's products in international markets may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored and private health insurance. There can be no assurance that any international reimbursement approvals will be obtained in a timely manner, or at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of Urohealth's products in international markets and therefore could have a material adverse effect on Urohealth's business, financial condition and results of operations.

     Management of Growth. Urohealth's growth has placed, and is expected to continue to place, significant demands on its financial, operational and management resources. In addition, in order to meet expected growth, Urohealth expects to add administrative and other personnel and manufacturing capacity, and make additional investments in operations and systems. There can be no assurance that Urohealth will be able to find and train such personnel, or to do so on a timely basis, or to expand its operations and manufacturing capacity to the extent and in the time required. Continued growth in sales, including sales under new group purchasing organization and distributor agreements, would require Urohealth carefully to manage production capacity and inventory levels, as well as quality controls, to meet increasing product demand and new product introductions. Urohealth has already experienced rapid growth in its inventory levels in anticipation of increased sales. Inaccuracies in demand forecasts could result in insufficient or excessive capacity or inventories and disproportionate overhead expenses. Failure to adequately manage growth, including any unexpected costs, delays, quality control issues or inefficiencies incurred or encountered in connection with such management of growth could have a material adverse effect on Urohealth's business, operating results or financial condition.

     Integration of Acquired Operations. Urohealth recently acquired X-Cardia and Microsurge. Urohealth currently intends to integrate the operations of those acquired entities with its own operations. No assurance can be given that the benefits expected from such integration will be realized. In addition, Urohealth will be subject to the risks that such recently acquired operations and future acquisitions will not perform as expected and that the earnings from such operations will not be sufficient to support the capital expenditures needed to develop such operations in conformity with Urohealth's strategy. Any delays or unexpected costs incurred in connection with such integration could have a material adverse effect on Urohealth's business, operating results or financial condition.

     Future Acquisitions. An important element of Urohealth's strategy is to identify and acquire businesses and product lines. Urohealth actively seeks acquisition opportunities in the regular course of its business and is engaged in ongoing evaluations of and discussions with third parties regarding potential acquisitions certain of which, if consummated, could be material. Since July 1995, Urohealth has acquired a number of medical product companies and product lines and has acquired or licensed additional technology. As a result of those acquisitions, Urohealth has experienced rapid growth. Urohealth expects to continue to acquire additional products and companies in the future. There can be no assurance that Urohealth will be able to implement or sustain its acquisition strategy or that its strategy will ultimately prove profitable to Urohealth. Urohealth will likely be required to issue additional shares of Common Stock, incur additional debt or to use a portion of its cash balances to make such future acquisitions. In addition, the terms of the Note Indenture and the terms of other indebtedness may restrict Urohealth's ability to pursue and consummate future acquisitions.

     Reliance on Patents and Proprietary Rights. The commercial success and future revenue growth of Urohealth will depend, in part, on its ability to operate without infringing on the rights of others both in the United States and abroad and not breaching technology licenses that cover technology used in its products. Urohealth owns or has authority to use United States and foreign patent rights with respect to some of its medical products and have filed, and expects in the future to file, additional patent applications. It is uncertain whether any third party patents will require Urohealth to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If such licenses are required, there can be no assurance that Urohealth will be able to obtain such licenses on commercially favorable terms, if at all. Failure by Urohealth to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. Urohealth recently acquired X-Cardia which has filed patent applications with respect to its cardiac output monitoring technology. There can be no assurance as to the breadth or degree of the protection that may be afforded by any such patents, or whether any such applications ultimately may be approved resulting in the issuance of patents. Urohealth believes that some measure of patent protection with respect to its products will be required to allow it to compete with large medical products companies. There can be no assurance that Urohealth will continue to develop or acquire products or processes that are patentable or that patents applied for will be issued or that any patents issued to or licensed by Urohealth will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide it with competitive advantages. In addition, Urohealth could incur substantial costs in defending its proprietary rights and there can be no assurance that a competitor's technology or product would be found to infringe such rights. Although Urohealth believes that its patents are valid, there can be no assurance that the validity of any patent will be upheld if asserted by Urohealth against any party. Further, there can be no assurances as to the breadth and degree of protection that will be afforded Urohealth's patent rights or that other companies will not independently develop similar but non-infringing competitive products. Moreover, the laws of some foreign countries may not protect Urohealth's proprietary rights to the same extent as the laws of the United States. In addition, there is currently pending before Congress legislation providing for changes to the patent law which may adversely affect the patent and proprietary rights of pharmaceutical, biopharmaceutical and biomedical firms. If such pending legislation is adopted, the extent to which such changes would affect the operations of the Company cannot be ascertained.

     The patents or proprietary rights of others may have an adverse effect on the ability of Urohealth to do business in the future. Urohealth may be required to obtain licenses to patents or proprietary rights of other parties in order to produce and sell certain of its products. No assurance can be given that Urohealth's technology can be developed and commercialized without a license to such patents or proprietary rights or that any licenses required under any such patent or proprietary rights would be made available on terms acceptable to Urohealth, if at all. If Urohealth does not obtain or maintain such licenses, it could encounter delays in product introductions while it attempts to design around or contest the validity of such patents, or Urohealth could find that the development, manufacture or sale of products requiring such licenses could be foreclosed, any of which could have a material adverse effect on Urohealth. Furthermore, there can be no assurance that competitors or potential competitors will not independently develop similar or alternative products to those of Urohealth, duplicate any of Urohealth's products or technologies, or design around the patented technologies developed by Urohealth or its licensors, any of which could have a material adverse effect on Urohealth's business, results of operations or financial condition.

     Urohealth also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently create substantially equivalent proprietary information or otherwise gain access to or disclose such information of Urohealth. It is Urohealth's policy to require certain of its employees, contractors and consultants to execute confidentiality agreements to protect its unpatented proprietary technology and know-how. There can be no assurance that such confidentiality agreements will not be breached, that Urohealth would have adequate remedy for such breach, or that Urohealth's trade secrets will not otherwise become known through independent discovery by competitors. Moreover, in the absence of patent protection, Urohealth's business may be adversely affected by competitors who independently develop substantially equivalent technology.

     Regulatory Matters. Most of Urohealth's medical products are subject to regulation for safety and efficacy by, among other governmental entities, the United States Food and Drug Administration ("FDA") and corresponding agencies of state and foreign countries in which Urohealth sell its products. The process of receiving governmental approval may take a number of years and the expenditure of substantial resources. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any of the products developed by Urohealth. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, discovery of previously unknown problems with a product, manufacturer or its manufacturing facilities may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The Federal Food, Drug and Cosmetic Act, the Public Health Services Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Product development and approvals within this regulatory framework take a number of years and involve the expenditure of substantial resources. Noncompliance with applicable requirements may have a material adverse effect on Urohealth and can result in fines, warning letters, recall or seizure of products, total or partial suspension of production, refusal by the government to approve product license applications or allow Urohealth to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted. Failure to comply with present or future regulatory requirements, or respond to the new information reflecting on the safety or effectiveness of an approved product, can lead the FDA to withdraw its approval to market a product. Urohealth and Imagyn incur substantial costs in complying with regulatory requirements.

     The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a 510(k) premarket notification clearance or a premarket approval ("PMA") prior to being introduced into the market. The 510(k) premarket notification clearance process is significantly quicker and less costly than the PMA process. Substantially all of Urohealth's FDA marketing clearances have been obtained through the FDA's 510(k) process; however, certain other products will require PMAs. The PMA process is significantly more complex and time consuming than the 510(k) notification process. The PMA process may take several years or longer and requires the submission of extensive supporting data and clinical information. Urohealth believes that it is in material compliance with the FDA's 510(k) requirements for new and modified devices. The FDA has announced a program to review approvals (510(k)s and PMAs) for certain devices. There can be no assurance that upon any such review the FDA will agree with Urohealth's determination regarding its 510(k)s. If the FDA were to disallow a 510(k) marketing clearance for any device, Urohealth could be required to file appropriate applications, either 510(k) or PMA, with the FDA or to take the products in question off the market. If the FDA were to require suspension of the sale of one or more of the products pending receipt of 510(k) clearance or if the FDA were to refuse to grant 510(k) clearance, Urohealth's business, results of operations and financial condition could be materially and adversely affected. There can be no assurance that Urohealth will obtain timely regulatory approval for its future products, or that existing approvals will not be withdrawn. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

     Competition. The markets in which Urohealth operates are very competitive and are characterized by rapidly evolving technology and product obsolescence. Urohealth believes that its ability to develop and commercialize new products and product enhancements is and will be critical to its continued growth. There are a substantial number of medical products companies and such companies could develop or offer products which would compete with products which Urohealth currently markets or intends to market. Some of these companies have marketing and distribution capabilities, and many of them have capital resources and research and development staffs, substantially greater than those of Urohealth. Moreover, it is reasonable to expect additional entrants into the field. Any of these companies could introduce competing products, which could cause a decline in sales or loss of market acceptance of existing or future products of Urohealth or the combined companies. There can be no assurances that technological change will not place one or more of Urohealth's existing or future products at a competitive disadvantage. In addition, increased competitive pressure could lead to intensified price-based competition that could materially adversely affect Urohealth's business, results of operations or financial condition. There can be no assurance that Urohealth will be able to compete successfully in the future.

     Dependence on Management. The success of Urohealth will depend on its ability to attract and retain highly qualified personnel. In particular, the loss of Charles A. Laverty, Urohealth's Chief Executive Officer, could have a material adverse effect on Urohealth's business if a suitable replacement could not be found. Urohealth has an employment agreement with Mr. Laverty that provides for a three-year term expiring on April 1, 1999. The agreement automatically renews for additional three-year terms if not terminated by either party by prior notice. Urohealth has "key person" insurance on the life of Mr. Laverty in the amount of $5.0 million; however, there can be no assurance that such insurance would be sufficient to compensate Urohealth for his absence. There can be no assurance that Urohealth will be successful in attracting or retaining key personnel.

     Products Liability Exposure. The medical products manufactured by Urohealth have from time to time become the subject of products liability litigation initiated by the patients using the products. In addition, as additional products of Urohealth enter the market, the Company will be subject to an increased risk of products liability claims. While Urohealth believes that its products have been manufactured in accordance with industry standards, and believes it has maintained adequate products liability insurance coverage, any adverse claim or series of claims or adverse publicity resulting from a claim, regardless of whether such claims are covered by insurance, could have a material adverse effect on Urohealth's business, results of operations or financial condition.

     Potential Tax Liability. In connection with the redomestication of Urohealth from Canada to the State of Delaware in July 1995, Urohealth has filed a final Canadian tax return reporting the "deemed sale" of assets of Davstar Industries Ltd. (the Canadian parent company). Urohealth anticipates that the Canadian tax authorities will review the tax status of the former entity, Davstar Industries Ltd., as a result of its redomestication from Canada to the United States and believes that all or at least a significant amount of any potential Canadian tax liability arising from the redomestication would be offset against Urohealth's Canadian loss carryforwards. However, the Canadian tax authorities could attempt to assign a greater value to Urohealth than used in Urohealth's estimates, which could result in some amount of Canadian tax that cannot be presently determined being assessed in a future period. No provision for any liability that may result from the ultimate resolution of this tax matter has been included in the accompanying consolidated financial statements of Urohealth.

     Limitation on Use of Tax Net Operating Loss Carryovers. As of March 31, 1997, Urohealth had accumulated net operating loss carryovers for U.S. federal and state income tax purposes of approximately $92 million and $68 million, respectively. These loss carryovers would expire, if not previously utilized against income of Urohealth, in various years through 2012. The future income tax benefit of these losses has not been given recognition in the Consolidated Financial Statements. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state tax law, certain "ownership changes" with respect to the stock of a corporation having unused net operating loss carryovers (a "loss corporation"), or with respect to the stock of its parent corporation, may result in annual limitations on utilizations of such loss carryovers against future income of the loss corporation. In connection with the acquisition of Osbon Medical Systems Ltd. in December 1995, an ownership change occurred for purposes of Section 382 of the Code, thereby subjecting Urohealth to annual limitations on its ability to offset its existing loss carryovers against its future income. In connection with the acquisition of Microsurge on March 31, 1997, an additional ownership change may have occurred. Urohealth believes this additional ownership change will not reduce the December 29, 1995 Section 382 limitation, but will place limitations on the maximum annual utilization of operating loss carryforwards generated subsequent to such date.

     Warrants and Options; Potential Dilution and Adverse Impact on Additional Financing. Urohealth has a significant number of outstanding options and warrants. In addition, in May and July 1996, Urohealth issued

$50.0 million of Urohealth's 8.75% Convertible Subordinated Debentures due 2006 (the "Debentures") which are convertible into Urohealth Common Stock at a conversion price, subject to adjustment, of $10.90 per share. The holders of the Debentures would be entitled to receive 4,587,156 shares of Common Stock if such holders elected to convert all of the Debentures into Common Stock. To the extent that the outstanding options and warrants are exercised, or convertible securities are converted, dilution of the interests of Urohealth's stockholders may occur. The existence of such warrants, options and convertible securities may adversely affect the terms on which Urohealth can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when Urohealth would, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to Urohealth than those provided by such warrants, options and convertible securities.

     Rights Agreements; Anti-takeover Effects. Urohealth has adopted a Preferred Share Purchase Rights Plan, pursuant to a Rights Agreement dated as of May 20, 1993 (the "Rights Agreement"). The Rights Agreement provides for the type of plan commonly called a "poison pill." The Rights Agreement is intended to prevent abusive hostile takeover attempts. However, the Rights Agreement could have the effect of deterring or preventing an acquisition of Urohealth even if a majority of Urohealth's stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of Urohealth or to change existing management.

     Volatility of Stock Price. The market price of Urohealth's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general trends in the market for healthcare products, and other factors. In addition, broad market fluctuations as well as general economic or political conditions such as healthcare reform may adversely affect the market price of the Urohealth Common Stock, regardless of Urohealth's actual operating performance. The market price of Urohealth's Common Stock has historically been very volatile.

     Absence of Dividends. Urohealth has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. In addition, Urohealth is restricted in its ability to pay dividends under outstanding credit facilities.

     Forward-Looking Statements. Certain statements contained, or incorporated by reference, herein, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Urohealth or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both domestic and foreign; industry capacity; management of growth; development of products; proprietary rights; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for healthcare reform; liability and other claims asserted against Urohealth; competition; the loss of any significant customers; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of Urohealth; the availability and terms of capital to fund the expansion of Urohealth's business; and other factors referenced herein. Given these uncertainties, Urohealth stockholders are cautioned not to place undue reliance on such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth herein. Such information is listed under Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in the Company's independent accountants during the Company's two most recent fiscal periods.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the caption "Election of Directors" and "Executive Compensation and Other Information -- Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference. A list of executive officers of the Company is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of
Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Principal Urohealth Stockholders" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Company are included herein:

                                                                                        PAGE OR
                                                                                        METHOD
                                                                                       OF FILING
                                                                                       ---------
(a)(1)     Consolidated Financial Statements
           (1)  Report of Independent Auditors -- Ernst & Young LLP................       F-2
           (2)  Report of Coopers & Lybrand L.L.P. ................................       F-3
           (3)  Independent Auditors' Reports of KPMG Peat Marwick LLP.............       F-4
           (4)  Consolidated Balance Sheets at March 31, 1996 and 1997.............       F-5
           (5)  Consolidated Statements of Operations for the year ended June 30,
                1995, for the nine months ended March 31, 1996 and for the year ended
                March 31, 1997.....................................................       F-6
           (6)  Consolidated Statements of Common Stockholders' Equity (Deficiency)
                for the year ended June 30, 1995, for the nine months ended March 31,
                1996, and for the year ended March 31, 1997........................       F-7
           (7)  Consolidated Statements of Cash Flows for the year ended June 30,
                1995, for the nine months ended March 31, 1996 and for the year
                ended March 31, 1997...............................................       F-8
           (8)  Notes to Consolidated Financial Statements.........................       F-9

(2)        Financial Statement Schedules
           Report of Independent Auditors..........................................       S-1
           Schedule II -- Consolidated Valuation Accounts..........................       S-2

           All other financial statement schedules have been omitted because they are inapplicable or the information required thereby is included in the financial statements.

(3)        Exhibits

           Reference is made to the Exhibit Index immediately preceding the exhibits hereto for the exhibits included herein.

(b)        Reports on Form 8-K.

The following Form 8-K was filed by the Company during the last quarter of the fiscal year ended March 31, 1997: Form 8-K, dated March 14, 1997 (Commission file no. 1-11150)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
UROHEALTH SYSTEMS, INC.

Independent Auditors Reports..........................................................  F-2
Consolidated Balance Sheets as of March 31, 1996 and 1997.............................  F-5
Consolidated Statements of Operations for the year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997...................  F-6
Consolidated Statements of Common Stockholders' Equity (Deficiency) for the year ended
  June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March
  31, 1997............................................................................  F-7
Consolidated Statements of Cash Flows for the year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997...................  F-8
Notes to Consolidated Financial Statements............................................  F-9

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
UROHEALTH Systems, Inc.

     We have audited the accompanying consolidated balance sheets of UROHEALTH Systems, Inc. as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, which statements reflect total assets constituting 16.5% and 3.9% of consolidated total assets as of March 31, 1996 and 1997, respectively, and net sales constituting 27%, 8%, and 8% of consolidated net sales for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UROHEALTH Systems, Inc. at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
July 8, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
UROHEALTH Systems, Inc.:

     We have audited the accompanying balance sheets of Microsurge, Inc. as of March 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the year ended March 31, 1997, the nine months ended March 31, 1996 and the year ended December 31, 1995 (not included separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the financial statements, on March 31, 1997, Microsurge, Inc. was acquired by and became a wholly-owned subsidiary of UROHEALTH Systems, Inc.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsurge, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended March 31, 1997, the nine months ended March 31, 1996, and the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
May 9, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Dacomed Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Dacomed Corporation for the fiscal year ended June 24, 1995 (not included separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dacomed Corporation and subsidiary for the fiscal year ended June 24, 1995, in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

Minneapolis, Minnesota
October 10, 1995

                            UROHEALTH SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 UNAUDITED
                                                                           MARCH 31,             PRO FORMA
                                                                     ----------------------      MARCH 31,
                                                                       1996         1997           1997
                                                                     --------     ---------     -----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS (NOTE 5)

Current assets:
  Cash and equivalents............................................   $  3,345     $   2,591      $  34,007
  Short-term investments..........................................        243            --             --
  Receivables, net of allowance for doubtful accounts of $1,744
    and $1,896 in 1996 and 1997, respectively.....................      8,074        17,272         17,272
  Income tax receivable...........................................         --           377            377
  Advances to officers............................................         --           114            114
  Inventories.....................................................      6,702        20,945         20,945
  Distributor inventories.........................................         --         6,307          6,307
  Prepaid expenses................................................      1,715         2,278          2,278
  Deferred debt issuance costs....................................        614            --             --
                                                                     --------     ---------      ---------
Total current assets..............................................     20,693        49,884         81,300
Restricted cash...................................................         96            48         19,228
Receivables -- long term..........................................         --         2,722          2,722
Property and equipment, net.......................................      9,084        26,035         26,035
Patents and intangibles, net of accumulated amortization of $2,102
  and $2,646 in 1996 and 1997, respectively.......................      2,401         6,285          6,285
Loans to officers.................................................         --           550            550
Deposits and other assets.........................................        688         2,232          2,232
Deferred debt issuance costs......................................         --         5,986         11,027
Goodwill..........................................................        393        43,417         43,417
                                                                     --------     ---------      ---------
                                                                     $ 33,355     $ 137,159      $ 192,796
                                                                     ========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued liabilities........................   $ 10,541     $  20,882      $  20,882
  Compensation and employee benefits..............................      2,042         3,250          3,250
  Restructuring liabilities.......................................      1,345         6,192          6,192
  Short-term debt.................................................      9,549        14,518          5,268
  Current portion of long-term debt...............................        546         3,328          3,328
                                                                     --------     ---------      ---------
Total current liabilities.........................................     24,023        48,170         38,920
Long-term liabilities:
  Long-term debt..................................................      8,272        98,292         53,292
  Senior subordinated notes.......................................         --            --        110,000
  Restructuring liabilities, less current portion.................        823           822            822
  Other liabilities...............................................        185         4,149          4,149
Commitments and contingencies (Notes 1, 7 and 15)
Minority interest in consolidated subsidiary......................      1,073           237            237
Redeemable convertible preferred stock............................      3,554            --             --
Common stockholders' equity (deficiency):
  Preferred stock, $0.001 par value Authorized shares -- 5,000,000
    Issued and outstanding shares -- none.........................         --            --             --
  Common stock, $0.001 par value
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 15,230,000 and 23,807,000, at
      March 31, 1996 and 1997, respectively.......................         15            24             24
  Warrants........................................................      3,000         5,359          7,080
  Additional paid-in capital......................................     75,975       150,468        150,468
  Foreign currency translation adjustment.........................        (98)          (14)           (14)
  Deficit.........................................................    (83,467)     (170,348)      (172,182)
                                                                     --------     ---------      ---------
Total common stockholders' equity (deficiency)....................     (4,575)      (14,511)       (14,624)
                                                                     --------     ---------      ---------
                                                                     $ 33,355     $ 137,159      $ 192,796
                                                                     ========     =========      =========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                           JUNE 30,       MARCH 31,      MARCH 31,
                                                             1995           1996            1997
                                                          ----------     -----------     ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................................   $ 49,250        $ 42,953       $ 90,695
Cost of sales...........................................     18,529          14,964         41,083
                                                           --------        --------       --------
Gross profit............................................     30,721          27,989         49,612

Operating expenses:
  Selling, general and administrative...................     41,057          37,056         57,691
  Research and development..............................      5,406           2,777          4,997
  Restructuring charges.................................      1,200           5,456         12,000
  Write-off of purchased research and development.......      5,312              --         47,232
  Direct acquisition costs..............................        851           4,232          3,600
  Settlement of litigation..............................        300              --             --
                                                           --------        --------       --------
Total operating expenses................................     54,126          49,521        125,520
                                                           --------        --------       --------
Loss from operations....................................    (23,405)        (21,532)       (75,908)

Other income (expense):
  Minority interest consisting of accrued dividends on
     preferred stock of subsidiary......................        (78)            (55)           (25)
  Interest income.......................................        394             101            339
  Interest expense......................................       (367)         (1,059)        (8,143)
  Other.................................................          5             (48)            --
                                                           --------        --------       --------
Loss before taxes and extraordinary item................    (23,451)        (22,593)       (83,737)
Provision (benefit) for income taxes....................      1,386             431           (227)
                                                           --------        --------       --------
Loss before extraordinary item..........................    (24,837)        (23,024)       (83,510)
Extraordinary item (early extinguishment of debt).......         --              --         (2,973)
                                                           --------        --------       --------
Net loss................................................   $(24,837)       $(23,024)      $(86,483)
                                                           ========        ========       ========

Net loss per share:
  Loss before extraordinary item........................   $(24,837)       $(23,024)      $(83,510)
  Dividends and accretion on redeemable convertible
     preferred stock....................................        (45)           (579)          (398)
                                                           --------        --------       --------
  Loss before extraordinary item attributable to common
     stockholders.......................................    (24,882)        (23,603)       (83,908)
  Extraordinary item....................................         --              --         (2,973)
                                                           --------        --------       --------
  Net loss attributable to common stockholders..........   $(24,882)       $(23,603)      $(86,881)
                                                           ========        ========       ========
  Net loss per share before extraordinary item..........   $  (1.70)       $  (1.58)      $  (4.31)
                                                           ========        ========       ========
  Net loss per share....................................   $  (1.70)       $  (1.58)      $  (4.47)
                                                           ========        ========       ========
Weighted average number of shares used to compute net
  loss per share........................................     14,672          14,980         19,453
                                                           ========        ========       ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

      CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                             COMMON STOCK                 ADDITIONAL                 FOREIGN
                                           -----------------               PAID-IN                  CURRENCY
                                           SHARES    AMOUNT    WARRANTS    CAPITAL      DEFICIT    TRANSLATION    TOTAL
                                           ------   --------   --------   ----------   ---------   -----------   --------
Balance at June 30, 1994.................  14,171   $ 46,476    $1,000     $  20,623   $ (48,562)     $  --      $ 19,537
  Exercise of options and warrants.......      55         87        --            15          --         --           102
  Issuance of common stock...............     169        899        --            95          --         --           994
  Warrants...............................      --         --       402            --          --         --           402
  Issuance of common stock for preferred
     stock of subsidiary.................     195      2,720        --            --          --         --         2,720
  Reincorporation in Delaware............      --    (50,168)       --        50,168          --         --            --
  Adjustment for pooling of interests....      --         --        --            --      13,953         --        13,953
  Dividends and accretion on redeemable
     convertible preferred stock.........      --         --        --            --         (45)        --           (45)
  Net loss...............................      --         --        --            --     (24,837)        --       (24,837)
  Foreign currency translation...........      --         --        --            --          --        115           115
                                           ------   --------    ------      --------   ---------      -----      --------
Balance at June 30, 1995.................  14,590         14     1,402        70,901     (59,491)       115        12,941
  Adjustments for pooling of interests...      --         --        --            --        (373)        --          (373)
  Exercise of options and warrants.......     170         --        --           880          --         --           880
  Issuance of equity securities by pooled
     company.............................     467         --        --         4,149          --         --         4,149
  Issuance of common stock for preferred
     stock of subsidiary.................       3          1        --            45          --         --            46
  Dividends and accretion on redeemable
     convertible preferred stock.........      --         --        --            --        (579)        --          (579)
  Warrants...............................      --         --     1,598            --          --         --         1,598
  Net loss...............................      --         --        --            --     (23,024)        --       (23,024)
  Foreign currency translation...........      --         --        --            --          --       (213)         (213)
                                           ------   --------    ------      --------   ---------      -----      --------
Balance at March 31, 1996................  15,230         15     3,000        75,975     (83,467)       (98)       (4,575)
  Exercise of options and warrants.......     295         --        --         1,436          --         --         1,436
  Issuance of common stock for preferred
     stock of subsidiary.................      54         --        --           860          --         --           860
  Issuance of common shares relating to
     secondary offering..................   2,684          3        --        18,814          --         --        18,817
  Issuance of common shares related to
     acquisitions........................   4,088          4        --        48,042          --         --        48,046
  Issuance of common shares on conversion
     of convertible preferred stock......   1,056          1        --         3,656          --         --         3,657
  Issuance of common shares on conversion
     of convertible note.................     359          1        --         1,326          --         --         1,327
  Issuance of common shares under stock
     purchase plan.......................      41         --        --           359          --         --           359
  Warrants...............................      --         --     2,359            --          --         --         2,359
  Dividends and accretion on redeemable
     convertible preferred stock.........      --         --        --            --        (398)        --          (398)
  Net loss...............................      --         --        --            --     (86,483)        --       (86,483)
  Foreign currency translation...........      --         --        --            --          --         84            84
                                           ------   --------    ------      --------   ---------      -----      --------
Balance at March 31, 1997................  23,807   $     24    $5,359     $ 150,468   $(170,348)     $ (14)     $(14,511)
                                           ======   ========    ======      ========   =========      =====      ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED     NINE MONTHS ENDED     YEAR ENDED
                                                           JUNE 30,          MARCH 31,         MARCH 31,
                                                             1995              1996               1997
                                                          ----------     -----------------     ----------
OPERATING ACTIVITIES
Net loss................................................   $(24,837)          $(23,024)         $(86,483)
Noncash items included in net loss:
  Extraordinary item....................................         --                 --             2,433
  Write-off of purchased research and development.......      5,312                 --            40,982
  Depreciation and amortization.........................      3,090              1,715             5,272
  Loss on retirement/write-off of assets................         61                664               347
  Deferred income taxes.................................         50               (152)               --
  Amortization of deferred debt issuance costs..........         --                637               813
  Provision for doubtful accounts.......................        134              1,126               (39)
  Accretion and accrued interest on convertible notes...         --                 15               445
  Accrued dividends on preferred stock of subsidiary....         78                 55                25
Changes in operating assets and liabilities.............      3,252              2,070           (18,801)
                                                           --------           --------          --------
Net cash used in operating activities...................    (12,860)           (16,894)          (55,006)
INVESTING ACTIVITIES
Purchases of investments................................     (4,363)            (1,502)               --
Sale of investments.....................................     10,433              2,282               243
Purchases of property and equipment, net................     (3,645)            (3,033)          (12,277)
Payments for acquisition of businesses, net of cash
  acquired..............................................         --                 --           (38,161)
Proceeds from disposal of property and equipment........          5                788                --
Purchases of technology.................................       (605)              (333)           (1,207)
Decrease in restricted cash.............................         --                 --                48
Note receivable from related party......................        (60)                --                --
Loans and advances to officers..........................         --                 --              (664)
                                                           --------           --------          --------
Net cash provided by (used in) investing activities.....      1,765             (1,798)          (52,018)
FINANCING ACTIVITIES
Issuance of common shares...............................        748                 --               359
Secondary offering of common stock......................         --                 --            18,817
Exercise of stock options and warrants..................         16                709             1,436
Issuance of preferred stock by subsidiary...............      3,331              1,831                --
Issuance of equity securities by pooled company.........      4,149              4,149                --
Issuance of warrants....................................         --                670                --
Proceeds from long-term debt............................      1,888              7,913           110,184
Revolving lines of credit, net..........................        256              5,433             1,977
Principal payments on long-term debt....................       (984)              (868)          (19,888)
Deferred debt issuance costs............................         --               (130)           (6,615)
                                                           --------           --------          --------
Net cash provided by financing activities...............      9,404             19,707           106,270
                                                           --------           --------          --------
Net increase (decrease) in cash and equivalents.........     (1,691)             1,015              (754)
Cash and equivalents, beginning of year.................      4,520              2,330             3,345
                                                           --------           --------          --------
Cash and equivalents, end of year.......................   $  2,829           $  3,345          $  2,591
                                                           ========           ========          ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION

  Description of the Company

     Urohealth Systems, Inc. ("Urohealth" or the "Company") is engaged in the manufacture, marketing and distribution of products used by surgeons, urologists and gynecologists. The Company is focused on developing a broad range of products specific to these three specialities using a direct sales and distributor distribution channel.

  Basis of Financial Statement Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Urohealth, Inc. (California). All significant intercompany accounts and transactions are eliminated in consolidation.

     In 1996, the Company changed its fiscal year to March 31. Fiscal 1996 is a nine month transition period ended March 31, 1996. During the nine month period ended March 31, 1995, the Company's unaudited consolidated results of operations included net sales of $34.5 million; gross profit of $22.0 million; net loss of $19.3 million; and net loss per share of $1.39.

     Financial information for 1995 and 1996 has been restated to reflect the fiscal 1997 merger with Microsurge, Inc., which has been accounted for as a pooling of interests. Additionally, certain amounts in the fiscal 1995 and 1996 consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.

     The minority interest in Urohealth, Inc. (California) at March 31, 1997 consists of 42,000 shares of its Series A preferred stock, which were redeemed or exchanged for shares of common stock subsequent to March 31, 1997. The redemption price was $6.41 per share, consisting of the redemption price of $5.00 per share plus accrued and unpaid dividends and a $.20 per share redemption premium.

  Unaudited Pro Forma Financial Information

     The unaudited pro forma balance sheet as of March 31, 1997 gives effect to a private placement of $110 million of senior subordinated notes, which the Company completed on April 10, 1997, as if such debt had been issued at March 31, 1997 and a portion of proceeds had been used to retire other outstanding debt and to establish a restricted cash fund to be used solely for payment of interest. (See Note 5).

  Business Combinations

     On March 31, 1997, the Company acquired all of the outstanding voting securities of Microsurge, Inc. (Microsurge), a designer and manufacturer of products for use in minimally invasive surgery, in a transaction accounted for as a pooling of interests. Additionally, during the nine months ended March 31, 1996 the Company acquired four other companies in separate transactions accounted for as pooling of interests. Dacomed Corporation (Dacomed), a manufacturer of urological products, and Allstate Medical Products, Inc. (Allstate), a manufacturer and distributor of disposable urinary incontinence products, were acquired in July 1995. Osbon Medical Systems, Ltd. (Osbon), a manufacturer of urological products, and Advanced Surgical, Inc. (Advanced), a manufacturer and distributor of minimally invasive surgical products, were acquired in December 1995. The accompanying consolidated financial statements include the accounts of these entities for all periods presented. The following number of shares of the Company's common stock were issued in the transactions:
Microsurge -- 2,771,366; Dacomed -- 1,610,367; Allstate -- 190,488; Osbon --
5,000,000; and Advanced -- 937,833.

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

     The results of operations previously reported by the Company, including Osbon, Advanced, Dacomed, and Allstate, and those of Microsurge included in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                     NINE MONTHS
                                                      YEAR ENDED        ENDED        YEAR ENDED
                                                       JUNE 30,       MARCH 31,      MARCH 31,
                                                         1995           1996            1997
                                                      ----------     -----------     ----------
    Net sales:
      Osbon.......................................     $ 25,767        $ 23,653       $
      Advanced....................................        2,231           1,223
      Dacomed.....................................        9,300           8,017
      Allstate....................................        2,275           1,798
      Urohealth...................................        5,880           4,950         83,679
                                                       -------------------------
         As previously reported...................       45,453          39,641
      Microsurge..................................        3,797           3,312          7,584
      Consolidation adjustment....................           --              --           (568)
                                                       --------        --------       --------
         Combined.................................     $ 49,250        $ 42,953       $ 90,695
                                                       ========        ========       ========
    Net income (loss):
      Osbon.......................................     $  2,035        $    530       $
      Advanced....................................      (12,283)         (2,408)
      Dacomed.....................................         (692)         (1,310)
      Allstate....................................          (42)           (623)
      Urohealth...................................       (7,524)        (14,185)       (79,146)
                                                       -------------------------
         As previously reported...................      (18,506)        (17,996)
      Microsurge..................................       (6,331)         (5,028)        (7,337)
                                                       --------        --------       --------
         Combined.................................     $(24,837)       $(23,024)      $(86,483)
                                                       ========        ========       ========

     Prior to the March 31, 1997 merger, Microsurge prepared its financial statements on the basis of a December 31 fiscal year end. The consolidated results of operations for the year ended June 30, 1995, include the results of operations of Microsurge for the year ended December 31, 1995. The reporting periods for Microsurge's results of operations have been conformed to those of the Company for the nine months ended March 31, 1996 and the fiscal year ended March 31, 1997. Accordingly, net sales of approximately $2,155,000 and net loss of $3,521,000 were included in the consolidated results of operations for both the fiscal periods ended June 30, 1995 and March 31, 1996.

     Prior to the December 1995 mergers, Osbon prepared its financial statements on the basis of a September 30 fiscal year and Advanced on the basis of a December 31 fiscal year. The consolidated results of operations for the year ended June 30, 1995 includes the results of operations of Osbon for the year ended September 30, 1995. Accordingly, net sales of approximately $6,809,000 and net income of $373,000 were included in the consolidated results of operations for both the fiscal periods ended June 30, 1995 and March 31, 1996. The consolidated results of operations for the years ended June 30, 1994 and 1995 include the results of operations of Advanced for the year ended December 31, 1994 and for the year ended June 30, 1995, respectively. Accordingly, net sales of approximately $1,111,000 and net loss of $10,154,000 for Advanced were included in both the June 30, 1994 and 1995 consolidated results of operations.

     Prior to the July 1995 mergers, Dacomed and Allstate prepared their financial statements on the basis of an October 31 and December 31 fiscal year-end, respectively. Net sales of approximately $3,500,000 and net

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

loss of $315,000 of Dacomed for the period from July 1, 1994 to October 31, 1994 were included in both the June 30, 1994 and 1995 consolidated results of operations. Net sales of approximately $1,100,000 and net income of $74,000 of Allstate for the period from July 1, 1994 to December 31, 1994 were included in both the June 30, 1994 and 1995 consolidated results of operations.

     No adjustments were required to be made to the net assets of the combining enterprises to conform accounting practices and there was no effect on net income previously reported.

     During the year ended March 31, 1997, in transactions accounted for as purchases, the Company acquired: Richard-Allan Medical Industries, Inc. (Richard-Allan); X-Cardia Corporation (X-Cardia); The Intermed Group (Intermed); certain assets from O.R. Concepts, Inc. (O.R. Concepts) and three other immaterial businesses. Richard-Allan and the O.R. Concepts assets; are engaged in the development, manufacture and marketing of surgical products and supplies; X-Cardia is developing cardiac monitoring products; and Intermed develops, manufactures and markets disposable medical products. The aggregate initial purchase price for these entities, including direct acquisition costs, was $39.7 million in cash, $3.0 million in debt, and 3,622,000 shares of the Company's common stock valued at $44.0 million. In allocating the total purchase price for these acquisitions, it was determined that acquired in-process research and development costs aggregating $37.0 million related to the Richard-Allan and X-Cardia acquisitions should be immediately expensed and the balance of the total purchase price allocated to the fair value of the net assets acquired, including $44.6 million assigned to goodwill that is being amortized over a period of 25 years. Independent valuations were obtained in connection with the Richard-Allan and X-Cardia acquisitions and were used as aids in the allocation of the purchase price for these entities. The Company agreed to make additional payments in connection with the X-Cardia acquisition of up to $21 million upon achievement of clinical and patent approval milestones. There can be no assurance that the milestones will be achieved. In addition, the Company is obligated to pay a percentage of sales for a four-year period after commercial introduction of the first product using the acquired X-Cardia technology.

     These entities have been included in the Company's consolidated operating results from their respective dates of acquisition. Unaudited pro forma operating results assuming the acquisition of Richard-Allan had taken place as of July 1, 1995 are as follows:

                                                              NINE MONTHS
                                                                 ENDED        YEAR ENDED
                                                               MARCH 31,      MARCH 31,
                                                                 1996            1997
                                                              -----------     ----------
        Net sales...........................................    $ 58,658       $ 99,122
        Loss before extraordinary item......................     (26,444)       (88,045)
        Net loss............................................     (26,444)       (91,018)
        Net loss per share..................................       (1.58)         (4.52)

     The unaudited pro forma results including the other business acquisitions accounted for as purchases do not differ materially from those presented above.

     Additionally, during the year ended March 31, 1997, the Company purchased five in-process research and development projects that did not constitute businesses, and expensed the aggregate purchase price of $10.2 million as acquired in-process research and development costs.

     Prior year business combinations accounted for as purchases include Laparomed Corporation, which was acquired by Advanced on July 27, 1994 in exchange for 236,000 shares of the Advanced common stock and Urohealth of Kentucky, Inc., which was acquired by the Company on March 17, 1995 in exchange for 25,000 shares of the Company's common stock and assumption of debt aggregating $137,000. The pro forma effect of these acquisitions is immaterial. The consolidated results of operations for the fiscal year ended

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

June 30, 1995, included approximately $1,665,000 of expenses related to the relocation of Laparomed's operations and employee termination costs.

  Liquidity Requirements

     During the year ended March 31, 1997, the Company relied primarily upon a net increase in borrowings of $92 million and net proceeds of $19 million from the sale of its common stock to finance its fiscal 1997 operating cash requirements of $55 million and cash expenditures aggregating $52 million in fiscal 1997 in connection with capital improvements and business and technology acquisitions. In addition, in April 1997 the Company completed a $110 million offering of its 12 1/2% Senior Subordinated Notes and entered into an amended and restated $50 million revolving credit facility. As a result, the Company is highly leveraged with approximately $172 million of debt outstanding at March 31, 1997 after giving effect to issuance of the Senior Subordinated Notes and the simultaneous repayment of all amounts outstanding under its revolving credit agreement as well as certain other debt items. While the Company believes it has adequate sources of liquidity to finance its operations for the next 12 months, such sources primarily consist of: available cash balances; borrowings under the April 1997 revolving credit agreement; and funds generated from operations. However, through June 30, 1997 the Company has continued to experience negative cash flows from operations, and it will be necessary for the Company to improve its operating results to generate cash from operations and qualify for borrowings under the April 1997 revolving credit agreement's financial covenant requirements. Additionally, the Company's business strategy includes efforts to expand its business through the acquisition of new products, product lines and businesses. Therefore, the Company may need to obtain additional capital from other debt or equity financing transactions. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company. In such event, the Company may be required to restructure its operations and/or proceed with its planned expansion at a slower rate.

2. SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Revenue from sales of manufactured products is recognized upon the dates of shipment to customers or, if applicable, acceptance by the customer. With respect to certain distributor initial stocking orders shipped during fiscal 1997 to new distributors, the Company will recognize revenue on those orders upon establishment of a sales and payment history by those distributors.

  Cash and Equivalents

     Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

  Investments

     All investments have been classified as available-for-sale, and are carried at amortized cost which approximates fair value. At March 31, 1996, investments consisted of corporate bonds and certificates of deposits which matured not more than one month after the balance sheet date.

  Property and Equipment

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Depreciation and amortization are provided on the straight line method over the assets estimated useful lives.

                            UROHEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimated useful lives range from five to seven years for office equipment, five to ten years for equipment and tooling, ten years for molds and three to five years for vehicles. For leasehold improvements, the useful life is determined to be the original term of the lease.

  Patents, Intangibles and Goodwill

     Intangible assets consisting of patents, trademarks and goodwill are amortized on a straight-line basis over various periods up to twenty-five years. Intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. An intangible asset is deemed to be impaired when the unamortized balance exceeds the undiscounted estimated future cash flows from the related assets.

  Asset Impairment

     Following adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" by the Company in the first quarter of fiscal 1996, the Company tests for and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than assets' carrying amount. Asset impairment is recognized on long-lived assets held for sale when the estimated fair value less costs to sell is less than the assets carrying amount. As a result of the Company's decision to deemphasize its participation in incontinence clinics, the Company recorded in the fourth quarter of fiscal 1997 a $347,000 charge relating to the impairment of the goodwill recorded on the acquisition of Urohealth of Kentucky.

  Advertising Expense

     Advertising and promotion costs are expensed when incurred. Such costs in fiscal 1995, 1996 and 1997 were $1,261,000, $895,000 and $1,612,000, respectively.

  Research and Development Expense

     Research and development expenses are charged to operations as incurred.

  Warranty and Product Liability Costs

     Estimated warranty costs, insurance deductible amounts associated with product liability claims, and an amount for incurred but not reported product liability incidents are accrued in the period revenue is recognized from the sale of products. Actual costs are charged against the accrual when paid.

  Per Share Information

     Net loss per share is based on net loss attributable to common stockholders and the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents and other potentially dilutive securities have not been included in the calculation as they are anti-dilutive.

  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 redefines the standards for computing earnings per share and is effective for the Company on March 31, 1998. The Company has not yet determined the impact that the adoption of SFAS No. 128 will have on future earnings per share calculations.

                            UROHEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates primarily relate to the collectibility of accounts receivable, inventory obsolescence and estimates of future cash flows used to evaluate whether conditions are present that would require asset impairment charges to be recognized. Actual results could differ from those estimates.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                  MARCH 31,    MARCH 31,
                                                                    1996         1997
                                                                  --------     --------
        Office equipment........................................  $ 4,574      $10,887
        Equipment and tooling...................................    5,504       15,229
        Molds...................................................    2,177        1,336
        Leasehold improvements..................................    1,223        2,204
        Building................................................    1,718        6,179
        Land....................................................      247          334
        Other...................................................      962          665
                                                                  -------      -------
                                                                   16,405       36,834
        Accumulated depreciation................................    7,321       10,799
                                                                  -------      -------
                                                                  $ 9,084      $26,035
                                                                  =======      =======
        Equipment recorded under capital leases included
          above.................................................  $ 1,434      $ 1,475
        Accumulated depreciation................................      639          937
                                                                  -------      -------
                                                                  $   795      $   538
                                                                  =======      =======

4. INVENTORIES

     Inventories are carried at the lower of cost, determined on the first-in, first-out basis, or market and consist of the following (in thousands):

                                                                  MARCH 31,    MARCH 31,
                                                                    1996         1997
                                                                  --------     --------
        Raw materials and supplies..............................  $ 2,339      $ 8,731
        Work in progress........................................      395        2,942
        Finished goods..........................................    3,968        9,272
                                                                  -------      -------
                                                                  $ 6,702      $20,945
                                                                  =======      =======
        Distributor inventories.................................  $    --      $ 6,307
                                                                  =======      =======

     Distributor inventories are comprised of initial stocking orders shipped during fiscal 1997 to new distributors for which revenue recognition has been deferred. (See Note 2 -- Revenue Recognition.)

                            UROHEALTH SYSTEMS, INC.

5. DEBT

  Short-term debt

     Short-term debt consists of the following (dollars in thousands):

                                                                     MARCH 31,     MARCH 31,
                                                                       1996          1997
                                                                     ---------     ---------
    Line of credit under Credit Agreement, interest at 9.75%.......   $    --       $ 9,250
    Line of credit under Credit Agreement, repaid in May 1996......     5,500            --
    Convertible subordinated notes at 9.25%, due August 1997.......     2,276         5,268
    Line of credit with a bank, repaid in May 1996.................     1,623            --
    Line of credit with a bank, repaid October 1996................       150            --
                                                                       ------       -------
                                                                      $ 9,549       $14,518
                                                                       ======       =======

     To finance the cash portion of the Richard-Allan acquisition, the Company obtained a $35.0 million bank credit facility. The facility originally consisted of a $20.0 million dollar term loan and a $15.0 million revolving line of credit, which was subsequently increased to $16.5 million in November 1996. A portion of the proceeds from the public equity offering in November 1996 were used to reduce the term loan by $6.5 million. The credit facility is secured by substantially all the assets of the Company has a five-year term and bears interest at a rate of approximately 9.75% at March 31, 1997. Additionally, the Company is required to meet certain financial covenants. In March 1997, the Company's term and revolving credit facility was amended to provide for maximum borrowings of $55.0 million, consisting of $45.8 million of term loans and $9.2 million of revolving loans. As of March 31, 1997, the Company had outstanding borrowings of $54.3 million under this facility.

     In February 1996, Microsurge entered into a credit agreement with a group of lenders ("Purchasers") who agreed to purchase a series of convertible subordinated notes ("the Notes") up to $3,268,180 upon the request of the Company. In August 1996, the agreement was amended to provide for total advances of $5,268,180. The Company received advances of $2,334,414 in February and March 1996, $933,766 in June 1996 and $2,000,000 in August 1996. The Notes bear interest at 9.25% and mature on August 28, 1997. The Company may prepay amounts outstanding on the Notes without penalty at any time after an Investor Sale (as defined below) and prior to maturity date. Upon the closing, or series of closings, in which Microsurge sells capital stock of Microsurge for gross proceeds of $10,000,000 or more (an "Investor Sale"), the Notes will become convertible, at the option of the Purchasers, into the same type and class of stock issued in connection with the Investor Sale. Any outstanding principal amount of the Notes plus accrued interest may convert at a conversion price equal to 60% of the price per share paid by the purchasers of capital stock in connection with the Investor Sale (the "Investor Sale Price"). The Company has no plans to undertake any action that would constitute an Investor Sale and expects to retire the notes for cash at maturity.

     On November 22, 1995, the Company entered into a $10.0 million Credit Agreement consisting initially of a $6.0 million term loan and a $4.0 million revolving line of credit. The revolving line of credit under the Credit Agreement was increased to $5.5 million in March 1996 and to $10.5 million in April 1996. Interest on all borrowings under the Credit Agreement was at the bank's prime rate plus 4.0% (plus 2.0% in the event of default). The Credit Agreement was repaid with proceeds from the sale of convertible subordinated debentures in May 1996. In connection with this repayment, the Company incurred an extraordinary loss of $2.9 million resulting from the early repayment of this debt.

     In connection with the initial borrowings under the Credit Agreement, the Company granted a warrant to purchase 366,667 shares of the Company's common stock at $9.15 per share. The warrant expires on November 22, 2000. In connection with subsequent increases of amounts available under the line of credit and significant covenant modifications, the Company granted a warrant to purchase 350,000 shares of the Company's common stock at $9.15 per share. The warrant expires on April 12, 2001.

                            UROHEALTH SYSTEMS, INC.

5. DEBT (CONTINUED)
     On April 10, 1997, the Company used proceeds from the sale of the Senior Subordinated Notes (see below) to repay all amounts outstanding under the Company's term and revolving credit facility. Concurrently with the repayment of the existing credit facility, the Company entered into an amended and restated $50 million revolving credit facility with its senior lender. The new credit facility is secured by substantially all of the Company's assets and contains the same basic covenants as in the prior facility.

  Long-term debt

     Long-term debt consist of the following (dollars in thousands):

                                                                     MARCH 31,     MARCH 31,
                                                                       1996          1997
                                                                     ---------     ---------
    Convertible subordinated debentures............................   $    --      $  50,000
    Term loan under Credit Agreement, repaid April 10, 1997........        --         45,000
    Term loan under Credit Agreement, repaid May 13, 1996..........     6,000             --
    Bank note, interest at 8.75%, repaid in April 1996.............       326             --
    Bank note, interest at 8.75%, repaid in April 1996.............       221             --
    Bank note dated December 21, 1992, due in 180 monthly
      installments with interest at 8.75% collateralized by a
      building.....................................................       175            167
    Bank note dated August 15, 1996, interest at 8.25%. Note is collateralized by a building and matures on August 15, 2006.
      The entire balance is due on maturity........................        --          3,000
    Bank note dated August 15, 1996, interest at 6.25%. Note
      matures on April 17, 1997. The entire balance is due on
      maturity.....................................................        --          3,000
    Bank note dated April 29, 1994, due in 36 monthly installments
      with interest at 8.75%; collateralized by equipment..........        41             14
    Bank note dated February 11, 1994, repaid May 1996.............        29             --
    Various notes payable with interest from 8.5% to 10%, due dates
      through August 1, 1997, secured by equipment.................        19             40
    Convertible subordinated notes.................................     1,284             --
    Capital leases.................................................       723            399
                                                                       ------       --------
                                                                        8,818        101,620
    Less current maturities........................................       546          3,328
                                                                       ------       --------
                                                                      $ 8,272      $  98,292
                                                                       ======       ========

     On May 3, 1996, the Company authorized the issuance of $50.0 million of 8.75% convertible subordinated debentures (the "Debentures") and warrants to purchase 250,000 shares of the Company's common stock at $12.88 per warrant, subject to anti-dilution adjustments. The Debentures are convertible at any time and are subject to certain registration rights. The Debentures mature in May 2006 and interest is payable quarterly in arrears. The warrants expire in five years. The Debentures are redeemable at the option of the Company after two years, if the average market price of the Company's common stock is above $22.00 for 60 consecutive days, or after three years without regard to the Company's common stock price. The redemption price is equal to 105% of the principal amount decreasing annually to the principal amount in 2004, plus accrued and unpaid interest. The Debentures are convertible into common stock at $10.90 per share, subject to further anti-dilution adjustments, are subordinate to all future senior borrowings and will have voting rights on all matters on an "as converted" basis. The holders of the Debentures must approve any dividend, payment or other distribution to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company or any subsidiary other than the preferred stock issued by Urohealth (California).

                            UROHEALTH SYSTEMS, INC.

5. DEBT (CONTINUED)

     The Company has various capital equipment leases with future minimum lease payments for years ending March 31, 1998, 1999, 2000, and 2001 of $301,000; $102,000; $43,000; and $2,000, respectively. Pursuant to a capital lease agreement entered into during 1993 and as amended in 1994, the Company maintained $96,000 and $48,000 in restricted cash at March 31, 1996 and 1997.

  Senior Subordinated Notes

     On April 10, 1997, the Company completed the sale of $110 million of its 12 1/2% Senior Subordinated Notes due 2004 (the "Notes") raising net proceeds of approximately $105 million. The Notes bear interest, payable semi-annually, at 12 1/2% per annum, subject to increase if certain obligations are not satisfied, and mature on April 1, 2004. There are no mandatory redemption or sinking fund payments required on the Notes. The Company is entitled to redeem the Notes on or after April 1, 2001 for an amount equal to the principal amount of the Note, accrued but unpaid interest through the redemption date, the redemption premium and liquidated damages, if any. In the event of a Change of Control (as defined in the Indenture), each holder of a Note is entitled to require the Company to purchase such holder's Notes at 101% of the principal amount of the Notes, plus accrued but unpaid interest to the date of repurchase and liquidated damages, if any.

     The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company. The Indenture governing the Notes contains certain covenants, including among other matters limitations on the ability of the Company to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with affiliates; (iv) engage in unrelated lines of business; or (v) engage in mergers, consolidations or similar transactions. The Company used $19.2 million of the proceeds from the sales of the Notes to purchase government securities (the "Pledged Securities") which that have been pledged for the benefit of the holders of the Notes. The scheduled interest and principal payments on the Pledged Securities is in an amount sufficient to pay when due the first three scheduled interest payments on the Notes.

     The Company is a holding company with no material assets or operations other than its investments in its subsidiaries. The Notes are guaranteed by all of the Company's domestic and material foreign subsidiaries. The guarantees are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned by the Company. Assets, equity, income and cash flows of all other subsidiaries of the Company that have not guaranteed the Notes are less than two percent of the respective consolidated amounts and are inconsequential, individually and in the aggregate to the Company. The Company has not included separate financial information for the guarantors, since the Company believes that such information is not material to investors.

     In connection with the issuance of the Notes, the Company issued with each $1,000 principal amount of Notes, a warrant entitling the holder to purchase
4.44 shares of Common Stock of the Company (or 9.06 shares, if a certain level of EBITDA for fiscal 1998 is not achieved) at an exercise price of $9.50 per share. The warrants are exercisable on or after June 30, 1998 and expire April 1, 2004.

                            UROHEALTH SYSTEMS, INC.

5. DEBT (CONTINUED)
  Debt Maturities

     The contractual maturities of all debt securities of the Company at March 31, 1997 and on a pro forma basis to reflect the sale of the Notes and the repayment of the term and revolving credit facility with a portion of the proceeds after March 31, 1997 are as follows (in thousands):

                        YEAR ENDING MARCH 31,                                     PRO FORMA
    -------------------------------------------------------------                 ---------
         1998....................................................    $ 17,846     $   8,596
         1999....................................................       4,612           112
         2000....................................................       5,554            54
         2001....................................................       6,014            14
         2002....................................................       6,513            13
         Thereafter..............................................      75,599       163,099
                                                                     --------     ---------
              Total..............................................    $116,138     $ 171,888
                                                                     ========      ========

6. RESTRUCTURING CHARGES

     During the year ended June 30, 1995, the Company hired a new senior management team which adopted and implemented a restructuring plan under which it has refocused the Company's strategic direction. Under the plan, the Company terminated or amended certain distribution, consulting and employment agreements. Accordingly, the consolidated statement of operations reflects a charge of $1,200,000 to terminate or restructure these agreements under the plan. The components of the restructuring charges include a provision to discontinue the distribution of the Adzorbstar(TM) product line of $360,000, termination agreements which include indemnification costs of former employees for legal fees associated with an SEC investigation of $250,000, termination of certain other consulting and distributor agreements of $50,000, and the amendment and settlement of certain claims under the employment agreement with the former Chief Executive Officer of $540,000. All significant restructuring charges were paid in cash during the 1995 calendar year. Through March 31, 1997, cash payments have reduced the balance of this restructuring accrual to $49,000, which primarily relates to the settlement of certain claims with the former Chief Executive Officer.

     In December 1995, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. Under the plan the Company has eliminated approximately 70 manufacturing, engineering and administrative personnel and closed all operations at two acquired facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through March 31, 1997 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value. Reclassifications during the period relate to decreases in severance amounts payable to officers of acquired companies, offset by increases in estimates for facility closure costs including loss on sale of discontinued product lines and closure costs related to international operations of acquired companies. The remaining restructuring accrual at March 31, 1997 relates primarily to facility lease obligations, which are expected to be paid in cash.

                                              BEGINNING                                      BALANCE AT
                                            RESTRUCTURING   NON-CASH    CASH     RECLASSI-   MARCH 31,
                                               ACCRUAL      CHARGES    CHARGES   FICATIONS      1997
                                            -------------   --------   -------   ---------   ----------
                                                                  (IN THOUSANDS)
    Personnel reduction costs.............     $ 2,620       $   --    $1,822     $  (730)     $   68
    Facility reduction costs..............       2,836        1,199     1,822         730         545
                                                ------       ------    ------       -----        ----
                                               $ 5,456       $1,199    $3,644     $    --      $  613
                                                ======       ======    ======       =====        ====

     In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from the Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation

                            UROHEALTH SYSTEMS, INC.

6. RESTRUCTURING CHARGES (CONTINUED)
with some of the existing manufacturing locations. This restructuring is expected to be completed within one year except for redundant facility, lease costs and payments under certain severance agreements that may continue over their terms. The Company has provided a restructuring charge of $4.0 million, of which all are cash expenditures. This restructuring includes severance costs for approximately 18 employees, certain facility closures and elimination of other redundant selling and administrative costs.

                                                    BEGINNING                             BALANCE AT
                                                  RESTRUCTURING    NON-CASH     CASH      MARCH 31,
                                                     ACCRUAL       CHARGES     CHARGES       1997
                                                  -------------    --------    -------    ----------
                                                                    (IN THOUSANDS)
    Personnel reduction costs...................     $ 2,412        $   --     $  990       $1,422
    Facility reduction costs....................       1,588            --        263        1,325
                                                      ------        ------     ------       ------
                                                     $ 4,000        $   --     $1,253       $2,747
                                                      ======        ======     ======       ======

     In March 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Osbon and Microsurge. The plan provides for the elimination of approximately 90 personnel and the closure of all operations at Osbon except for customer service, sales and a limited accounting support staff, and the closure of all Microsurge facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through March 31, 1997 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value.

                                                       BEGINNING                          BALANCE AT
                                                     RESTRUCTURING   NON-CASH    CASH     MARCH 31,
                                                        ACCRUAL      CHARGES    CHARGES      1997
                                                     -------------   --------   -------   ----------
                                                                     (IN THOUSANDS)
    Personnel reduction costs......................     $ 7,067       $   --    $3,879      $3,188
    Facility reduction costs.......................         933          473        43         417
                                                         ------       ------    ------      ------
                                                        $ 8,000       $  473    $3,922      $3,605
                                                         ======       ======    ======      ======

     Although subject to future adjustment, management of the Company believes that restructuring liabilities as of March 31, 1997 are adequate to complete the actions contemplated by the restructuring plans.

7. COMMITMENTS AND CONTINGENCIES

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

     The Company has various operating lease agreements for office and production facilities. Minimum future lease payments for years ending March 31, 1998, 1999, 2000, 2001, 2002 and thereafter are $1,200,000, $1,210,000,
$705,000, $439,000, $210,000 and $368,000 respectively. In addition, the Company is required to pay maintenance and property taxes attributable to the facilities. Rent expense under all operating leases was approximately $1,408,000, $859,000, and $1,237,000 in 1995, 1996 and 1997, respectively.

     The Company has employment agreements with 9 officers providing for annual aggregate salaries of approximately $2.2 million per annum.

                            UROHEALTH SYSTEMS, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     The Company has various product licensing arrangements which require the payment of certain of the licensor's patent costs and royalties on sales of products which incorporate the licensed technology.

8. CAPITAL STOCK

     Each outstanding share of the Company's common stock carries a stock purchase right. Under certain circumstances, each right may be exercised to purchase one-hundredth of a share of the Company's Series B Preferred Stock for $200. Under certain circumstances, following the acquisition of 20% or more of the Company's outstanding common stock by an acquiring person, as defined in the Preferred Share Purchase Rights Plan, each right (other than rights held by an acquiring person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $200 exercise price. The rights, which are redeemable by the Company at $.01 per right, expire June 30, 2003.

     At March 31, 1997, the Company had reserved 12,313,142 shares of authorized common stock, subject to increase under anti-dilution provisions, pursuant to outstanding stock options and warrants and for conversion of debt and the preferred stock of Urohealth (California).

     Subsequent to March 31, 1997, the Board of Directors approved an increase in the number of common shares authorized to be issued from 50 million shares to 100 million shares, which increase is subject to stockholder approval.

9. STOCK OPTIONS AND WARRANTS

     The Company has outstanding, under various stock option plans, options granted to current and former employees, management personnel and directors for up to 5,123,376 shares of the Company's common stock. Additionally, in connection with the acquisitions of Dacomed, Advanced, X-Cardia and Microsurge, the Company assumed the obligations of those corporations to their employees and consultants with respect to 129,449 stock options granted under the respective plans and currently outstanding. Options granted generally have five to ten-year terms and generally vest and become exercisable over periods of one to five years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1996 and 1997, respectively: risk-free interest rates of 5.6% and 6.6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 63% and 57%; and a weighted-average expected life of the option of 6 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                            UROHEALTH SYSTEMS, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED) management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                   1996         1997
                                                                 --------     --------
        Pro forma net loss.....................................  $(24,554)    $(93,325)
        Pro forma net loss per share...........................  $  (1.68)    $  (4.82)

     Because Statement 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until fiscal 2000.

     A summary of the Company's stock option activity, and related information for the years ended June 30, 1995, March 31, 1996 and March 31, 1997 follows:

                                              1995                       1996                       1997
                                    ------------------------   ------------------------   ------------------------
                                                WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                    OPTIONS      AVERAGE       OPTIONS      AVERAGE       OPTIONS      AVERAGE
                                     (000)    EXERCISE PRICE    (000)    EXERCISE PRICE    (000)    EXERCISE PRICE
                                    -------   --------------   -------   --------------   -------   --------------
Outstanding -- beginning of year...    464        $14.87         1,532       $10.23         4,017       $10.66
Granted............................  1,143          9.43         2,684         8.51         1,758         7.63
Assumed in acquisitions............     --            --            --           --            52         2.22
Exercised..........................    (31)         9.43          (160)        5.20          (327)        5.20
Forfeited..........................    (44)         9.01           (39)        9.62          (246)        8.61
                                    -------      -------       -------      -------       -------      -------
Outstanding end of year............  1,532        $10.23         4,017       $10.66         5,254       $ 9.97
Exercisable at end of year.........     --            --           975       $ 9.14         2,557       $ 9.74
Weighted-average fair value of
  options granted during year......                            $  5.35                    $  7.74

     Exercise prices for options outstanding as of March 31, 1997 ranged from $1.86 to $54.50. The weighted average remaining contractual life of those options is 7.09 years.

     Additionally, at March 31, 1997, the Company has non-employee stock options and warrants for 2,458,986 shares of common stock outstanding with exercise prices ranging from $3.81 to $58.48 per share, of which options and warrants for 2,449,186 are currently exercisable. These options and warrants were assigned values at issuance generally using a Black-Scholes option pricing model and expire at various dates through May 2005. The outstanding non-employee options and warrants are exercisable for the following per share prices: less than $5 per share -- 0; $5 to $10 per share -- 2,034,167; $10 to $20 per share -- 408,909; and the remainder have exercise prices in excess of $20 per share. In March 1997 approximately 1,321,991 warrants issued in connection with various securities offerings expired unexercised.

10. SETTLEMENT OF LITIGATION

     Class action litigation which has been settled, was filed against the Company and its former management in November 1992, in the United States District Court in Los Angeles, California alleging federal securities law claims. The Company negotiated a settlement that was approved by the court in March, 1995. Under the terms of the settlement, the Company issued to the stockholder class 260,163 warrants to purchase Common Stock identical to the Company's then outstanding publicly traded warrants at an exercise price of $15.00 per

                            UROHEALTH SYSTEMS, INC.

10. SETTLEMENT OF LITIGATION (CONTINUED)

share. The warrants expired on March 20, 1997. The Company's insurance carrier made a cash payment to the stockholder class in the amount of $2.4 million. The settlement included a release of class claims.

     The Securities and Exchange Commission (the "Commission") also instituted an investigation relating to the above matters. The Commission approved a settlement under which the Company neither admits nor denies the findings of the Commission and under which the Company is the subject of a cease and desist order. There were no monetary sanctions sought against the Company as a part of the settlement.

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

11. INCOME TAXES

     Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 MARCH 31,     MARCH 31,
                                                                   1996          1997
                                                                 ---------     ---------
                                                                     (IN THOUSANDS)
        Deferred tax assets:
          Federal, state and foreign net operating loss
             carryovers........................................   $ 25,838      $ 35,826
          Restructuring and merger costs.......................      2,875         1,305
          Tax credit carryovers................................      1,394         1,656
          Accrued compensation.................................         --         2,179
          Inventory reserve....................................        805         1,754
          Allowance for doubtful accounts......................        645         1,134
          Other................................................        788         1,475
          Valuation allowance..................................    (31,115)      (43,698)
                                                                  --------      --------
                  Total deferred tax assets, net...............      1,230         1,631
        Deferred tax liabilities:
          Book basis of fixed assets in excess of tax basis....        270            78
          State taxes..........................................        960         1,553
                                                                  --------      --------
                  Total deferred tax liabilities...............      1,230         1,631
                                                                  --------      --------
                  Total........................................   $     --      $     --
                                                                  ========      ========

     The Company increased its valuation allowance during the period ended March 31, 1997 by $12,583,000 due to uncertainties as to the ultimate realization of the Company's deferred tax assets. Certain reductions in the valuation allowance totaling approximately $1,078,000 will be credited to additional paid-in capital.

                            UROHEALTH SYSTEMS, INC.

11. INCOME TAXES (CONTINUED)

     The components of the provision (benefit) for income taxes are as follows:

                                                        JUNE 30,     MARCH 31,     MARCH 31,
                                                          1995         1996          1997
                                                        --------     ---------     ---------
                                                                   (IN THOUSANDS)
        Current:
          Federal.....................................   $1,199         $ 420        $(262)
          Foreign.....................................       --            14           --
          State.......................................      137           149           35
                                                         ------         -----        -----
                  Total current.......................    1,336           583         (227)
        Deferred:
          Federal.....................................       42          (128)          --
          Foreign.....................................       --            --           --
          State.......................................        8           (24)
                                                         ------         -----        -----
                  Total deferred......................       50          (152)          --
                                                         ------         -----        -----
        Provision for income taxes....................   $1,386         $ 431        $(227)
                                                         ======         =====        =====

     The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                       JUNE 30,     MARCH 31,     MARCH 31,
                                                         1995         1996          1997
                                                       --------     ---------     ---------
                                                                  (IN THOUSANDS)
        Tax benefit at the expected statutory rate...   $(7,713)     $(7,662)      $(29,339)
        Increases (decreases) in taxes resulting
          from:
          Non-deductible goodwill....................       286           --         16,150
          Valuation allowance........................     8,639        6,917         10,839
          Reverse foreign net operating loss not
             previously benefited....................        --        1,994             --
          State income taxes, net....................       137           69            593
          Other......................................        37          188          1,530
          Establishment of deferred tax assets not
             previously benefited....................        --       (1,075)            --
                                                        -------      -------       --------
          Provision for income taxes.................   $ 1,386      $   431       $   (227)
                                                        =======      =======       ========

     The utilization of net operating loss carryovers (NOL's) of the Company is limited by change in ownership rules under section 382 of the Internal Revenue Code of 1986. Accordingly, the annual utilization of the Company's NOL's is limited to a prescribed annual amount equal to 5.75% multiplied by the fair market value of the Company as of December 29, 1995. The issuance of stock at March 31, 1997 in connection with the Company's merger with Microsurge caused an ownership change which may further limit the Company's annual utilization of a portion of its NOL's. However, the Company does not believe this limitation will exceed the previous limitation resulting from the December 29, 1995 change in ownership. Additionally, certain losses and credits of each individual subsidiary which arose prior to its merger with the Company can only be used against that subsidiary's future taxable income.

     At March 31, 1997, the Company had NOL's for U.S. federal and state income tax purposes of approximately $92,000,000 and $68,000,000, respectively, and general business credit carryovers of approximately $1,000,000 and $650,000, respectively. These NOL's and general business credits are available to offset future taxable income, if any, through the year 2012 and are subject to limitations as well as separate return

                            UROHEALTH SYSTEMS, INC.

11. INCOME TAXES (CONTINUED)

limitations for the subsidiaries Urohealth (California), Advanced, Laparomed and Microsurge, as described below.

     Urohealth (California) has a June 30 tax year end. At March 31, 1997, Urohealth (California) had federal and state NOL's of approximately $30,000,000 and $20,000,000, respectively, and general business credit carryovers of approximately $200,000 and $250,000, respectively, reflecting the tax return filings through June 30, 1996.

     Advanced had a December 31 tax year end prior to its merger with the Company. As of December 29, 1995, Advanced has federal and state NOL's of approximately $25,000,000 and $21,000,000, respectively and research and experimental credit carryovers of approximately $600,000. Advanced's wholly-owned subsidiary, Laparomed, has federal and state NOL's (of approximately $7,000,000 and $3,000,000, respectively) and research and experimental credits (of approximately $172,000) included in the amounts above. There is a strong likelihood that a portion of these attributes will expire before utilization.

     Microsurge had a December 31 tax year end prior to its merger with the Company on March 31, 1997. As of March 31, 1997, Microsurge has federal and state NOL's of approximately $23,000,000 and $16,000,000, respectively and general business credit carryovers of approximately $200,000 and $174,000, respectively. During 1992, in conjunction with Microsurge's Series C redeemable preferred stock offering, a change in ownership under Section 382 of the Internal Revenue Code of 1986 occurred. As a result of this change in ownership, the use of approximately $1,638,000 of the Microsurge NOL carryforward is limited to approximately $187,000 per year beginning in 1992. On March 31, 1997 a subsequent change in ownership occurred as a result of the acquisition of Microsurge by the Company. Further limitations will be placed on remaining NOL's equal to 5.50% multiplied by the fair market value of the Company as of March 31, 1997.

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

12. RELATED PARTY TRANSACTIONS

     Corporations related through common ownership by a former director provide advertising, publishing management and computer services to the Company. Such services totaled $1,977,000, $1,359,000 and $2,710,000 for the fiscal periods ended June 30, 1995 and March 31, 1996 and 1997, respectively. At March 31, 1996 and 1997, amounts owed to these related corporations totaled $53,000 and $0, respectively. In the opinion of management, these services are in all cases competitively priced and of comparable value to services that would have been received from a third party.

     The Company leases certain of its office facilities from a party related to a former director; rental expense under the lease is $17,500 per month and the lease expires in 2003.

     A member of the board of directors is affiliated with the holder of $25 million of the 8.75% convertible debentures described in Note 5. Interest expense for the $25 million of debentures aggregated $1.9 for the year ended March 31, 1997.

     An officer of the Company is a member of the board of directors of a customer to which the Company made net sales aggregating approximately $5.8 million in the year ended March 31, 1997. These sales were made under terms that provide for payment over 15-36 month periods. At March 31, 1997 accounts receivable aggregating approximately $4.3 million are due from this customer.

                            UROHEALTH SYSTEMS, INC.

12. RELATED PARTY TRANSACTIONS (CONTINUED)

     Subsequent to March 31, 1997, the Company advanced its Chairman and Chief Executive Officer $1.5 million pursuant to an unsecured loan accruing interest at 6.02%, and maturing on November 25, 1999.

13. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 JUNE 30,    MARCH 31,    MARCH 31,
                                                                   1995        1996         1997
                                                                 --------    ---------    ---------
                                                                 (IN THOUSANDS)
Changes in operating assets and liabilities:
  Receivables..................................................   $(1,800)    $(1,853)     $ (8,019)
  Income tax receivable........................................        --          --          (377)
  Inventories..................................................      (809)       (963)      (12,342)
  Distributor inventories......................................        --          --        (6,307)
  Prepaid expenses.............................................      (261)     (1,044)         (447)
  Deposits and other assets....................................     1,162          --        (1,333)
  Accounts payable and accrued liabilities.....................     3,510       3,014           272
  Compensation and employee benefits...........................       343         729         1,205
  Restructuring liabilities....................................       486       2,005         5,319
  Other liabilities............................................        76          --         3,116
  Other........................................................       545         182           112
                                                                  -------     -------      --------
                                                                  $ 3,252     $ 2,070      $(18,801)
                                                                  =======     =======      ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases........................   $   160     $    --      $     41
                                                                  =======     =======      ========
Preferred stock of subsidiary exchanged for common shares of
  the Company..................................................   $ 2,720     $    45      $    860
                                                                  =======     =======      ========
Equity issued in acquisitions of businesses....................   $ 6,990          --      $ 48,046
                                                                  =======     =======      ========
Warrants issued in early extinguishment of debt................   $    --     $            $  1,794
                                                                  =======     =======      ========
Warrants issued in connection with financings..................   $    --     $ 1,520      $    501
                                                                  =======     =======      ========
Issuance of common stock on debt and preferred stock
  conversions..................................................   $    --     $    --      $  4,984
                                                                  =======     =======      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.........................................   $   259     $   950      $  7,529
                                                                  =======     =======      ========
Cash paid for taxes, net of refunds............................   $ 1,262     $ 1,010      $     18
                                                                  =======     =======      ========

                            UROHEALTH SYSTEMS, INC.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below is summary operating results on a quarterly basis for fiscal 1997. These results for the first three quarters have been restated to reflect the delayed recognition of revenue from distributor initial stocking orders and introductory products and manufacturing variance adjustments. The information presented in the first table below excludes the results of operations of Microsurge, which was acquired on March 31, 1997 in a transaction accounted for as a pooling-of-interests, while the information in the second table includes Microsurge.

                                                                  QUARTERS
                                                ---------------------------------------------
        FISCAL 1997 -- WITHOUT MICROSURGE        FIRST       SECOND       THIRD       FOURTH
    ------------------------------------------  -------     --------     -------     --------
                                                               (IN THOUSANDS)
      Net sales...............................  $16,027     $ 20,064     $26,995     $ 20,593
      Gross profit............................   10,778       13,106      16,207        6,953
      Income (loss) from operations...........    1,329      (27,694)      2,270      (45,277)
      Net income (loss).......................   (2,572)     (28,986)        119      (47,707)
      Income (loss) per share.................    (0.22)       (1.88)        .01        (2.39)

     The results of operations for the first three quarters of fiscal 1997 were restated primarily to reflect the delayed recognition of revenues relating to distributor initial stocking orders ($2,465,000 in Q3), the delayed recognition of revenue relating to the shipment of introductory products ($661,000 in Q1, $855,000 in Q2 and $55,000 in Q3), inventory carrying value reductions ($143,000 in Q1, $349,000 in Q2 and $978,000 in Q3) and increased sales return allowances ($53,000 in Q1, $53,000 in Q2 and $115,000 in Q3).

                                                                  QUARTERS
                                                ---------------------------------------------
       FISCAL 1997 -- INCLUDING MICROSURGE       FIRST       SECOND       THIRD       FOURTH
    ------------------------------------------  -------     --------     -------     --------
                                                               (IN THOUSANDS)
      Net sales...............................  $17,318     $ 21,581     $28,891     $ 22,905
      Gross profit............................   11,198       13,575      16,898        7,941
      Loss from operations....................     (287)     (29,168)        (57)     (46,396)
      Net loss................................   (4,263)     (30,555)     (2,452)     (49,213)
      Loss per share..........................    (0.29)       (1.68)      (0.11)       (2.17)

     The operating results for the fourth quarter of fiscal 1997 include the writeoff of acquired in-process research and development of $21,732,000, costs of restructuring certain operations of $8,000,000, costs associated with the Microsurge merger of $3,600,000, the writeoff of $1,916,000 in discontinued product inventory, $197,000 in cost associated with the abandoned Relax project, and $347,000 relating to the impairment of goodwill on the Company's Urohealth of Kentucky subsidiary.

15. SUBSEQUENT EVENTS

     Pending Acquisition

     On April 19, 1997, the Company entered into a definitive agreement pursuant to which the Company would acquire Imagyn Medical, Inc. ("Imagyn") in a stock-for-stock merger (the "Merger"). The Merger is expected to be accounted for as a pooling of interests and each share of Imagyn common stock will be exchanged for 1.0358 shares of Common Stock of the Company. The consummation of the Merger is subject to approval by the Company's and Imagyn's stockholders, and other customary closing conditions. No assurances can be given that the Merger will be successfully consummated.

                            UROHEALTH SYSTEMS, INC.

15. SUBSEQUENT EVENTS (CONTINUED)

     Securities Litigation

     In July 1997, two complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering requesting certification of a class action, alleging various violations of Federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All of the suits are based on substantially the same facts and have been brought on behalf of purchasers of Common Stock of the Company during various periods between July 18, 1996 and July 1, 1997. No proceedings have taken place in any of the suits, and no provision for any liability that may result from the ultimate resolution of this matter has been included in the accompanying consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California on July 14, 1997.

                                          UROHEALTH SYSTEMS, INC.

                                          By:    /s/ CHARLES A. LAVERTY
                                            ------------------------------------
                                            Charles A. Laverty
                                            Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and appoints Charles A. Laverty and Kevin M. Higgins, jointly and severally, as attorneys-in-fact and agents, each acting alone, with full powers of substitution, to sign on his or her behalf, individually and in the capacities stated below, and to file any and all amendments, to this report and exhibits and other documents in connection therewith, with Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------  ---------------------------------  --------------

           /s/ CHARLES A. LAVERTY              Chairman of the Board and           July 14, 1997
---------------------------------------------  Chief Executive Officer
             Charles A. Laverty                (Principal Executive Officer)

            /s/ JOSEPH T. ARTINO               Assistant Treasurer (Acting         July 14, 1997
---------------------------------------------  Principal Financial Officer and
              Joseph T. Artino                 Acting Principal Accounting
                                               Officer)

             /s/ ABBEY J. BUTLER               Director                            July 14, 1997
---------------------------------------------
               Abbey J. Butler

             /s/ JOHN CHAMBERLIN               Director                            July 14, 1997
---------------------------------------------
               John Chamberlin

                                               Director                                   , 1997
---------------------------------------------
              Robert N. Elkins

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------  ---------------------------------  --------------

            /s/ MELVYN J. ESTRIN               Director                            July 14, 1997
---------------------------------------------
              Melvyn J. Estrin

             /s/ C. SAGE GIVENS                Director                            July 14, 1997
---------------------------------------------
               C. Sage Givens

            /s/ LAWRENCE GOELMAN               Director                            July 14, 1997
---------------------------------------------
              Lawrence Goelman

            /s/ MICHAEL S. GROSS               Director                            July 14, 1997
---------------------------------------------
              Michael S. Gross

          /s/ RICHARD R. NEWHAUSER             Director                            July 14, 1997
---------------------------------------------
            Richard R. Newhauser

           /s/ FRANCIS J. TEDESCO              Director                            July 14, 1997
---------------------------------------------
             Francis J. Tedesco

                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Urohealth Systems, Inc. as of March 31, 1996 and 1997, and for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997, and have issued our report thereon dated July 8, 1997 (included elsewhere in this report). Our audits also included the financial statement schedule listed in
Item 14(a)(2) of this report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, which statements reflect total assets constituting 16.5% and 3.9% of consolidated total assets as of March 31, 1996 and 1997, respectively, and net sales constituting 27% and 8% and 8% of consolidated net sales for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.

     In our opinion, based on our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Orange County, California
July 8, 1997

                            UROHEALTH SYSTEMS, INC.

                                  SCHEDULE II
                        CONSOLIDATED VALUATION ACCOUNTS

                                              BALANCE AT
                                              BEGINNING                                           BALANCE AT
                DESCRIPTION                   OF PERIOD    ADDITIONS   ACQUISITION  WRITE OFFS   END OF PERIOD
--------------------------------------------  ----------   ---------   ----------   ----------   -------------
Year ended March 31, 1997:
     Allowance for doubtful accounts........    $1,744       $   82       $232         $(162)        $1,896
     Reserve for inventory obsolescence.....     1,665          157        451          (679)         1,594
                                                ------       ------       ----         -----         ------
          Total.............................    $3,409       $  239       $683         $(841)        $3,490
                                                ======       ======       ====         =====         ======
Nine month period ended March 31, 1996:
     Allowance for doubtful accounts........    $  618       $1,126       $ --         $  --         $1,744
     Reserve for inventory obsolescence.....       391        1,320         --           (46)         1,665
                                                ------       ------       ----         -----         ------
          Total.............................    $1,009       $2,446       $ --         $ (46)        $3,409
                                                ======       ======       ====         =====         ======
Year ended June 30, 1995:
     Allowance for doubtful accounts........    $  506       $  134       $ --         $ (22)        $  618
     Reserve for inventory obsolescence.....        --          422         --           (31)           391
                                                ------       ------       ----         -----         ------
          Total.............................    $  506       $  556       $ --         $ (53)        $1,009
                                                ======       ======       ====         =====         ======

                                 EXHIBIT INDEX

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
  NUMBER                                     DESCRIPTION                                   PAGE
-----------     ---------------------------------------------------------------------  ------------
    2.1         Agreement and Plan of Merger, dated April 19, 1997, among the
                Company, Urohealth Acquisition Corporation and Imagyn Medical, Inc.

    2.2         Agreement and Plan of Merger, dated March 11, 1997 among Urohealth
                Systems, Inc., Urohealth, Inc. (California) and Microsurge, Inc.
                Incorporated by reference to Exhibit 2.0 of the Company's Current
                Report on Form 8-K dated April 14, 1997.

    2.3         Agreement and Plan of Merger, dated February 28, 1997, among
                Urohealth Systems, Inc., Urohealth, Inc. (California) and X-Cardia
                Corporation. Incorporated by reference to Exhibit 2 of the Company's
                Current Report
                on Form 8-K dated March 14, 1997.

    2.4         Agreement and Plan of Merger, dated July 5, 1996, among Urohealth
                Systems, Inc., Urohealth, Inc. (California) and Richard-Allan Medical
                Industries, Inc. Incorporated by reference to Exhibit 2.3 of the
                Company's Current Report on
                Form 8-K dated July 1, 1996.

    3.1         Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 of the Company's Form S-3 Registration
                Statement No. 333-12723 ("Form S-3 Registration Statement No.
                333-12723").

    3.2         Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended June 30,
                1995 (the "1995 Form 10-K").

    4.1         Rights Agreement. Incorporated by reference to Exhibit 4.1 to the
                Company's Current Report on Form 8-K dated May 20, 1993 (the "May 20,
                1993
                Form 8-K").

    4.2         Form of Rights Certificate. Incorporated by reference to Exhibit 4.2 to the May 20, 1993 Form 8-K.

    4.3         Form of Certificate for Common Stock of the Company. Incorporated by
                reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K
                for the transition period ended March 31, 1996 (the "1996 Form
                10-K").

    4.4         Indenture, dated April 10, 1997, among Urohealth Systems, Inc., the
                Guarantors named therein and The Bank of New York, as trustee.
                Incorporated by reference to Exhibit 4.1 of the Company's Current
                Report on Form 8-K, dated April 28, 1997 (the "April 28, 1997 Form
                8-K").

    4.5         Registration Rights Agreement, dated April 10, 1997, among Urohealth
                Systems, Inc., the Guarantors named therein and the Initial
                Purchaser. Incorporated by reference to Exhibit 4.3 of the April 28,
                1997 Form 8-K.

    4.6         Warrant Agreement, dated April 10, 1997, between Urohealth Systems,
                Inc. and The Bank of New York, as warrant agent. Incorporated by reference to Exhibit 4.4 of the Company's April 28, 1997 Form 8-K.

    4.7         Warrant Registration Rights Agreement, dated April 10, 1997, between
                Urohealth Systems, Inc. and Bear Stearns & Co., as initial purchaser.
                Incorporated by reference to Exhibit 4.5 to the Company's April 28,
                1997 Form 8-K.

    4.8         Indenture, dated May 13, 1996, between Urohealth Systems, Inc. and
                Bankers Trust Company, as trustee. Incorporated by reference to
                Exhibit 10.55 of the Company's 1996 Form 10-K.

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
  NUMBER                                     DESCRIPTION                                   PAGE
-----------     ---------------------------------------------------------------------  ------------
    4.9         Debenture Registration Rights Agreement, dated May 13, 1996, between
                Urohealth Systems, Inc. and the Investors identified therein.
                Incorporated by reference to Exhibit 10.56 of the Company's 1996 Form
                10-K.

    4.10        Warrant Agreement, dated May 13, 1996, between Urohealth Systems,
                Inc. and Bankers Trust Company, as warrant agent. Incorporated by reference to Exhibit 10.57 of the Company's 1996 Form 10-K.

   10.1         Amended and Restated Credit Agreement, dated April 10, 1997, between
                Urohealth Systems, Inc. and Banque Indosuez, as agent for the banks named therein. Incorporated by reference to Exhibit 10.1 of the
                Company's April 28, 1997 Form 8-K.

   10.2         Purchase Agreement, dated April 3, 1997, between Urohealth Systems,
                Inc. and Bear, Stearns & Co., as initial purchaser of the Company's
                12 1/2% Senior Subordinated Notes due 2004. Incorporated by reference to Exhibit 4.2 of the Company's April 28, 1997 Form 8-K.

   10.3         Securities Purchase Agreement, dated May 3, 1996, among Urohealth
                Systems, Inc. and the Investors identified therein, relating to the sale of the Company's 8.75% Convertible Subordinated Debentures due
                2006. Incorporated by reference to Exhibit 10.52 of the Company's
                1996 Form 10-K.

   10.4         Registration Rights Agreement, dated May 13, 1996, among Urohealth
                Systems, Inc. and the stockholders identified therein. Incorporated by reference to Exhibit 10.53 of the Company's 1996 Form 10-K.

   10.5         Conversion Agreement, dated May 10, 1996, between Urohealth Systems,
                Inc. and FoxMeyer Corporation. Incorporated by reference to Exhibit
                10.49 of the Company's 1996 Form 10-K.

   10.6         Warrant to Purchase Common Stock of Urohealth Systems, Inc. issued to
                FoxMeyer Corporation entitling the holder to purchase 800,000 shares of Common Stock of the Company at $6.875 per share. Incorporated by reference to Exhibit 10.50 of the Company's 1996 Form 10-K.

   10.7         Warrant to Purchase Common Stock of Urohealth Systems, Inc. issued to
                FoxMeyer Corporation entitling the holder to purchase 250,000 shares of Common Stock of the Company at $10.00 per share. Incorporated by reference to Exhibit 10.51 of the Company's 1996 Form 10-K.

   10.8         Warrant issued to Banque Indosuez, New York Branch, on November 12,
                1995, to purchase 366,667 shares of Common Stock of the Company at an exercise price of $9.15 per share, subject to adjustment, expiring
                November 22, 2000. Incorporated by reference to Exhibit 10.16 of the
                Company's Quarterly Report on Form 10-Q for the period ended December
                31, 1995.

   10.9         Warrant issued to Silicon Valley Bank on October 19, 1995 to purchase
                50,000 shares of Common Stock of the Company at an exercise price of
                $10.50 per share. Incorporated by reference to Exhibit 10.29 of the
                Company's Registration Statement on Form S-4 (No. 33-99976).

   10.10        Warrant issued to Silicon Valley Bank on April 25, 1995 to purchase
                16,667 shares of Common Stock of the Company at an exercise price of
                $6.00 per share. Incorporated by reference to Exhibit 10.7 of the
                Company's Quarterly Report on Form 10-Q for the period ended March
                31, 1995.

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
  NUMBER                                     DESCRIPTION                                   PAGE
-----------     ---------------------------------------------------------------------  ------------
   10.11        Registration Rights Agreement, dated October 19, 1995, between
                Urohealth Systems, Inc. and Silicon Valley Bank. Incorporated by
                reference to Exhibit 10.30 of the Company's Registration Statement on
                Form S-4 (No. 33-99976).

   10.12        Antidilution Agreement, dated October 19, 1995, between Urohealth
                Systems, Inc. and Silicon Valley Bank. Incorporated by reference to
                Exhibit 10.31 of the Company's Registration Statement on Form S-4
                (No. 33-99976).

   10.13        Promissory Note, dated November 27, 1996, from Charles A. Laverty in favor of Urohealth Systems, Inc.

   10.14        Commercial Lease, dated February 1, 1995, between Urohealth Systems,
                Inc. and Osbon Partnership relating to urology division operations in
                Augusta, Georgia. Incorporated by reference to Exhibit 10.12 of the
                Company's Quarterly Report on Form 10-Q for the period ended December
                31, 1995.

   10.15        Office Space Lease, dated January 27, 1996, between Urohealth
                Systems, Inc. and The Irvine Company with respect to the corporate offices of the Company in Newport Beach, California. Incorporated by
                reference to Exhibit 10.58 of the Company's 1996 Form 10-K.

   10.16        First Amendment to Lease, dated April 25, 1997, between Urohealth
                Systems, Inc. and The Irvine Company.

   10.17        Standard Industrial/Commercial Single Tenant Lease, dated December 6,
                1993 between a wholly-owned subsidiary of the Company and
                Redhill-Fischer Business Park relating to Costa Mesa manufacturing facility. Incorporated by reference to Exhibit 19 of the Company's
                Quarterly Report on Form 10-Q for the period ended December 31, 1993.

   10.18        Urohealth 1994 Stock Incentive Plan, as amended through August 9,
                1996.*

   10.19        1996 Directors' Stock Incentive Plan*

   10.20        Non-Employee Directors Stock Option Plan, as amended on December 29,
                1995.* Incorporated by reference to Exhibit 10.2 of the Company's
                Quarterly Report on Form 10-Q for the period ended December 31, 1995.

   10.21        1992 Employee Stock Option Plan. * Incorporated by reference to
                Exhibit 4 of the Company's Registration Statement on Form S-8 (No.
                33-59916).

   10.22        1992 Stock Plan of Advanced Surgical, Inc.* Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
                the period ended December 31, 1995.

   10.23        Amended and Restated Employment Agreement, dated April 1, 1996, between Urohealth Systems, Inc. and Charles A. Laverty.* Incorporated
                by reference to Exhibit 10.7 of the Company's 1996 Form 10-K.

   10.24        Employment Agreement, dated November 30, 1995, between Urohealth
                Systems, Inc. and M. Cassandra Hoag.* Incorporated by reference to
                Exhibit 10.8 of the Company's 1996 Form 10-K.

   10.25        Employment Agreement, effective as of September 6, 1995, between
                Urohealth Systems, Inc. and James L. Johnson.* Incorporated by
                reference to Exhibit 10.8 of the Company's Quarterly Report on Form
                10-Q for the period ended December 31, 1995.

                                                                                       SEQUENTIALLY
  EXHIBIT                                                                                NUMBERED
  NUMBER                                     DESCRIPTION                                   PAGE
-----------     ---------------------------------------------------------------------  ------------
   10.26        Employment Agreement, effective as of November 30, 1995, between
                Urohealth Systems, Inc. and Bruce A. Hazuka.* Incorporated by
                reference to Exhibit 10.9 of the Company's Quarterly Report on Form
                10-Q for the period ended December 31, 1995.

   10.27        Employment Agreement, effective as of November 30, 1995, between
                Urohealth Systems, Inc. and Kevin M. Higgins.* Incorporated by
                reference to Exhibit 10.10 of the Company's Quarterly Report on Form
                10-Q for the period ended December 31, 1995.

   10.28        Employment Agreement, dated August 14, 1996, between Urohealth
                Systems, Inc. and Richard Kindberg.*

   10.29        Employment Agreement, dated January 2, 1996, between Urohealth
                Systems, Inc. and Michael Schuler.*

   10.30        Employment Agreement, dated September 29, 1995, between Urohealth
                Systems, Inc. and Paul E. Petersen, Jr.*

   10.31        Employment Agreement, dated August 14, 1996, between Urohealth
                Systems, Inc. and Richard Newhauser.

   10.32        Consulting Agreement, dated August 14, 1996, between Urohealth
                Systems, Inc. and Richard Newhauser.

   10.33        Purchase Money Secured Promissory Note, dated August 15, 1996, of
                Urohealth Systems, Inc., as amended, in favor of Newhauser
                Associates.

   10.34        Employment Agreement, dated July 27, 1995 between Urohealth Systems,
                Inc. and Gerald W. Timm.

   10.35        Promissory Note, dated April 2, 1997, between Charles A. Laverty and
                Urohealth Systems, Inc.

   21.1         Subsidiaries

   23.1         Consent of Ernst & Young LLP

   23.2         Consent of Coopers & Lybrand L.L.P.

   23.3         Consent of KPMG Peat Marwick LLP

   24.1         Power of Attorney (included on signature pages)

   27.1         Financial Data Schedule

---------------

 * Management or compensatory plan