Form 10-K/A
period 1997-03-31
UROHEALTH SYSTEMS INC
filed 1997-07-29
CIK 873209

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

     This Amendment No. 1 is being filed to include Part III information which was previously incorporated by reference.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers, certain key employees and directors of Urohealth as of July 21, 1997. A summary of the background and experience of each of these individuals is set forth below.

                NAME                    AGE                         POSITION HELD
------------------------------------    ---     -----------------------------------------------------
Charles A. Laverty(1)...............    51      Chairman of the Board and Chief Executive Officer
Bruce A. Hazuka.....................    50      Chief Operating Officer
Kevin M. Higgins....................    55      Senior Vice President and General Counsel

Paul Petersen.......................    38      President -- Urology Products
Richard Kindberg....................    40      President -- Surgical Products
M. Cassandra Hoag...................    42      President -- Gynecology Products
Randall L. Condie...................    42      President -- Medical/Surgical Products
Michael Schuler.....................    47      President -- Visualization Products

Abbey J. Butler(2)..................    57      Director
John S. Chamberlin..................    68      Director
Robert N. Elkins, M.D.(3)...........    51      Director
Melvyn J. Estrin(3).................    52      Director
C. Sage Givens......................    40      Director
Lawrence Goelman(1)(2)(3)...........    56      Director
Michael S. Gross....................    35      Director
Richard Newhauser...................    50      Director
Francis J. Tedesco, M.D.(2).........    52      Director

---------------
(1) Member of Executive Committee.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

     Directors of Urohealth are elected at annual meetings of stockholders to serve one-year terms or until their successors are elected and officers of Urohealth serve at the discretion of the Board of Directors.

     CHARLES A. LAVERTY became Chief Executive Officer in September 1994, and Chairman of the Board of Directors in December 1994. Mr. Laverty has spent the last 15 years of his 20 years of management and marketing experience in the healthcare field and currently serves as a director of Integrated Living Communities, an operator of retirement communities. Prior to joining Urohealth, Mr. Laverty was employed as Senior Executive Vice President and was a director of Coram Healthcare Corporation, the second largest home infusion therapy company in the U.S., which was formed by the merger of Curaflex Health Services, Inc., HealthInfusion, Inc., Medisys, Inc., and T2 Medical, Inc. Mr. Laverty served as the Chairman of the Board, President and Chief Executive Officer of Curaflex Health Services from February 1989 to July 1994. Prior to his association with Curaflex, Mr. Laverty served as President and Chief Executive Officer of InfusionCare, Inc., a home infusion services company, from October 1988 to February 1989. In addition, he has held several positions, including Chief Operating Officer, with Foster Medical Corporation, a durable medical equipment supply company, and worked in both sales and management for C.R. Bard, a medical device company.

     BRUCE A. HAZUKA served as Executive Vice President -- Operations from September 1995 until March 1997 when he became Chief Operating Officer. Mr. Hazuka has spent his entire 27 years of general management, marketing and operations experience in the healthcare field, and was founder, President and Chief Executive Officer of Healthcare Associates, Inc. which was founded in January 1990. Prior to joining Urohealth, Mr. Hazuka served as Chairman of the Board, President and Chief Executive Officer of Allscrips

Pharmaceuticals, Inc., a pharmaceutical benefits management company, from September 1990 to June 1994. Mr. Hazuka is a director of Integrated Medical Resources, Inc., a provider of disease management services for men suffering from erectile dysfunction.

     KEVIN M. HIGGINS became Senior Vice President and General Counsel of Urohealth in November 1995. From 1989 to 1995 Mr. Higgins was Vice President and General Counsel of Curaflex Health Services, Inc. From 1987 to 1989 he was Vice President and General Counsel of Foster Medical Corporation. Prior to that, Mr. Higgins was with Avon Products, Inc.

     PAUL PETERSEN became President -- Urology Products in January 1997. From December 1995 until January 1997, Mr. Petersen served as Senior Vice President -- Sales and Marketing. Mr. Petersen served in various management positions at Osbon Medical Systems from October 1988 until December 1995 when Osbon Medical Systems became a subsidiary of Urohealth.

     RICHARD KINDBERG has served as President -- Surgical Products since August 1996. He joined Richard-Allan as Director of Marketing, Sales Development and International Sales in January 1995 and served in these capacities until August 1996 when Urohealth acquired Richard-Allan. He was Director of New Product Development at Focal Interventional during 1994. Prior to that time, he served as Director of Professional Marketing & Education at the Ethicon Endosurgery Division of Johnson & Johnson.

     M. CASSANDRA HOAG served as Senior Vice President -- Sales and Marketing from October 1994 through August 1996 at which time she became
President -- Gynecological Products. Prior to joining Urohealth, Ms. Hoag served as a Division Vice President of Curaflex Health Services, Inc. From April 1989 to December 1992, Ms. Hoag served as Curaflex's Vice President, Central Operations. Prior to joining Curaflex, Ms. Hoag held several positions, including Vice President of Central Operations, with Foster Medical Corporation and Abbey Healthcare Group from February 1985 to April 1989.

     RANDALL CONDIE has served as President -- Medical Surgical Products since February 1997. Prior to that Mr. Condie was Vice President, National Accounts for Urohealth, serving in that capacity since August 1995. Prior to that he held several executive sales management positions with Urohealth since October 1994.

     MICHAEL SCHULER joined Urohealth in January 1996 as Senior Vice President, New Business Development. He became President -- Visualization Products in August 1996. Prior to joining Urohealth, Mr. Schuler was with Advanced Surgical, Inc. from 1992 until 1995. He was appointed Chief Executive Officer in 1994. Prior to Advanced, Mr. Schuler was with Johnson and Johnson Interventional Systems as Vice President of Product Management.

     ABBEY J. BUTLER has served as a director of Urohealth since March 1995. He is Co-Chairman and Co-Chief Executive Officer of Avatex Corporation, formerly FoxMeyer Health Corporation, a holding company that is primarily engaged in owning and operating a medical claims processing company, owning and operating hotels and office buildings, and investing in other corporations and businesses. Avatex Corporation was formerly the owner of one of the largest distributors of pharmaceuticals and health care products in the United States. Mr. Butler became a director of Avatex in 1990. Mr. Butler also serves as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in Avatex, as well as the President and a director of C.B. Equities Corp., a private investment company. Mr. Butler presently serves as a director and a member of the Executive Committee of FWB Bancorporation, the holding company of Grand Bank, Phar-Mor, Inc., a discount drug store chain, Carson, Inc., a health and beauty products manufacturer, and Cyclone, Incorporated, a distributor and installer of chain link fence systems, highway guard rails and industrial gates and posts. Certain affiliates and subsidiaries of Avatex Corporation of which Mr. Butler was Co-Chairman, including FoxMeyer Drug Company, are currently involved in proceedings under the Bankruptcy Code.

     JOHN S. CHAMBERLIN has served as a director of Urohealth since June 1996. Mr. Chamberlin worked for 22 years in various assignments for General Electric Company, including sales, product planning, marketing, General Manager of Radio Receiver Department and Vice President and General Manager of the Housewares and Audio Business Division. From 1976 to 1985 he was the President and Chief Executive Officer of Lenox, Inc. and in 1985 joined Avon Products, Inc. as President and Chief Operating Officer, leaving Avon in 1988.

Mr. Chamberlin is presently Chairman of the Board of Life Fitness Company and WNS, Inc., and he serves on the Boards of Directors of The Scotts Co., Seasons, Inc., the Robbins Company, Healthsouth Corporation and the Sports Holding Company. Mr. Chamberlin is a Trustee of the Medical Center of Princeton and the Woodrow Wilson National Fellowship Foundation.

     ROBERT N. ELKINS, M.D. has served as a director of Urohealth since March 1995. Dr. Elkins is the founder of Integrated Health Services, Inc., a provider of post acute and subacute care through more than 25,000 beds in 192 facilities located in 30 states. Dr. Elkins has served as the Chairman and Chief Executive Officer of Integrated Health Services since 1986. Dr. Elkins, a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center at the State University of New York and completed his residency at Harvard University.

     MELVYN J. ESTRIN has served as a director of Urohealth since March 1995. He is Co-Chairman and Co-Chief Executive Officer of Avatex Corporation, formerly FoxMeyer Health Corporation, a holding company that is primarily engaged in owning and operating a medical claims processing company, owning and operating hotels and office buildings, and investing in other corporations and businesses. Avatex Corporation was formerly the owner of one of the largest distributors of pharmaceuticals and health care products in the United States. Mr. Estrin became a director of Avatex in 1990. Mr. Estrin also serves as managing partner of Centaur Partners, L.P., an investment partnership with ownership interests in Avatex, as well as Chairman of Human Service Group, Inc., a privately held company that provides training, development and technical assistance to governmental and educational institutions. Mr. Estrin presently serves as a member of the board of directors of Grand Bank, Phar-Mor, Inc., a discount drug store chain, Carson, Inc., a health and beauty products manufacturer, and Washington Gas Light Company. Certain affiliates and subsidiaries of Avatex Corporation of which Mr. Estrin was Co-Chairman, including FoxMeyer Drug Company, are currently involved in proceedings under the Bankruptcy Code.

     C. SAGE GIVENS has served as a director of Urohealth since June 1996. Ms. Givens is the founding Managing Partner of Acacia Venture Partners, located in San Francisco. Acacia Venture Partners was formed to invest exclusively in all stages of healthcare service companies. Prior to forming Acacia Venture Partners, Ms. Givens was a General Partner of First Century Partners, a private, diversified venture capital and buyout fund, where she launched and managed the partnership's diversification into healthcare. Ms. Givens was also formerly a Managing Director at Smith Barney and presently serves as a director of Healthsouth Corporation and Phycor, and serves on the Boards of Directors of several other private portfolio companies.

     LAWRENCE GOELMAN has served as a director of Urohealth since March 1995. From 1981 until 1995, Mr. Goelman served as the Chairman and Chief Executive Officer of CostCare, a national healthcare cost management firm. Since 1995, Mr. Goelman has acted as a consultant, and is currently the Chairman and Acting Chief Executive Officer of Diedrich's Coffee, Inc. and is Managing Director of Archway Capital L.L.P.

     MICHAEL S. GROSS has served as a director of Urohealth since June 1996. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Gross is a director of Allied Waste Industries, Inc., Converse, Inc., The Florsheim Group, Inc., Furniture Brands International, Inc. and Proffitts, Inc.

     RICHARD NEWHAUSER became a director of Urohealth in August 1996. Prior to that he served as Chairman and Chief Executive Officer of Richard-Allan from 1974 until the acquisition of Richard-Allan by the Company in August 1996.

     FRANCIS J. TEDESCO, M.D. has served as a director of Urohealth since December 1995. Dr. Tedesco has served as President of the Medical College of Georgia since 1988, and prior to that time he held several different positions at the college, including Professor of Medicine and Chief, Section of Gastroenterology and Vice President for Clinical Affairs.

  Election of Directors

     Pursuant to the Employment Agreement between Charles A. Laverty and Urohealth, Urohealth is obligated to use its best efforts to cause Mr. Laverty to be elected as a voting member of the Urohealth Board of Directors during the term of his employment. Pursuant to an agreement between Urohealth and Avatax Corporation (formerly, FoxMeyer Corporation), Urohealth has agreed to use reasonable efforts to maintain the two Board seats currently held by Avatex nominees for the next year. Messrs. Butler and Estrin are the Avatex nominees currently serving on the Urohealth Board of Directors. In connection with the acquisition of Richard-Allan Medical, Urohealth agreed to use its best efforts to cause Richard Newhauser to be elected to the Urohealth Board of Director until August 1999. Mr. Gross is one of the two nominees of the holders of the Convertible Debentures, and the holders of the Convertible Debentures have elected not to name a second nominee at this time. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which such director or executive officer was or is to be elected as a director or executive officer, as applicable.

  Directors' Fees

     Each Urohealth director who is not a salaried officer is entitled to receive $10,000 per year and $1,000 for each directors' and committee meeting attended. Directors are also entitled to reimbursement of expenses incurred in connection with business of Urohealth. Directors also receive annual grants of options to purchase 7,500 shares of Urohealth Common Stock after each annual stockholders meeting pursuant to the Urohealth 1996 Directors' Stock Incentive Plan.

  Committees of the Board

     Urohealth currently has three committees of the Board of Directors, the Executive Committee, the Audit Committee and the Compensation Committee.

     The Executive Committee, currently consists of Messrs. Laverty and Goelman, exercises the power of the Board of Directors (except for certain powers that may only be exercised by the full Board) in monitoring the management of the business of Urohealth between meetings of the Urohealth Board of Directors.

     The Audit Committee, currently consists of Messrs. Goelman, Butler and Tedesco, recommends the appointment of Urohealth's independent public accountants, reviews and approves the scope of the annual audit and reviews the results thereof with Urohealth's independent accountants. The Audit Committee also assists the Urohealth Board of Directors in reviewing Urohealth's business ethics and conflict of interests policies.

     The Compensation Committee, consisting of Messrs. Goelman, Elkins and Estrin, reviews and establishes the salary, bonus and stock awards received by Urohealth's Chief Executive Officer, and, in consultation with the Chief Executive Officer, reviews the compensation of the other executive officers of Urohealth. The Compensation Committee is also responsible for administering Urohealth's 1994 Stock Incentive Plan and other stock-based incentive plans. The Compensation Committee determines the recipients of awards, sets the exercise price of shares granted and determines the terms, provisions and conditions of all rights granted.

  Compensation Committee Interlocks and Insider Participation

     During fiscal 1997, the Compensation Committee consisted of Messrs. Goelman, Elkins and Estrin. None of these person is or has been as officer or employee of Urohealth or any of its subsidiaries. In addition, except as described below, there are no Board of Directors or Compensation Committee interlocks between Urohealth and other entities involving Urohealth's executive officers and Board members who serve as executive officers of such entities. During fiscal 1997, Charles A. Laverty and Lawrence Goelman (a member of Urohealth's compensation committee) served on the Board of Directors of Pinnacle Micro, Inc. During a portion of the year Mr. Goelman served as acting Chief Executive Officer of Pinnacle Micro, Inc. Neither Mr. Goelman nor Mr. Laverty has any current relationship with Pinnacle Micro, Inc. During fiscal 1997, Charles A. Laverty served on the Board of Directors (and compensation committee) and Robert N. Elkins (a member of Urohealth's compensation committee) served as Chairman of the Board of Integrated Living Communities, Inc.

  Attendance at Board and Committee Meetings

     During the fiscal year ended March 31, 1997, the Board of Directors met 16 times. In addition, the Audit Committee met one time and the Compensation Committee met four times. The Executive Committee did not meet on a formal basis during the year. Each director, except for Mr. Elkins and Ms. Givens, attended 75% or more of the aggregate number of meetings held by the Board of Directors and all committees of the Board of Directors on which such directors served.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Urohealth's executive officers and directors to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC. Executive officers and directors are also required by the SEC rules to furnish Urohealth with copies of all Section 16(a) reports which they file. Based solely on its review of the Forms 3, 4 and 5 provided to or filed on behalf of its executive officers and directors, as well as written representations from these individuals regarding Forms 5, Urohealth believes that, during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules, except for Form 5s relating to shares purchased under Urohealth's Employee Stock Purchase Plan by Messrs. Johnson, Higgins and Condie which were filed late.

ITEM 11.  EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
                             AND OTHER INFORMATION

  Summary of Executive Compensation

     The following table sets forth for each of Urohealth's last three completed fiscal years the compensation of the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                                                                              AWARDS
                                                                                           ------------
                                                                                            SECURITIES
                                                  ANNUAL COMPENSATION      OTHER ANNUAL     UNDERLYING
                                                -----------------------    COMPENSATION    OPTIONS/SARS
   NAME AND PRINCIPAL POSITION      YEAR(1)     SALARY($)      BONUS($)        ($)             (#)
----------------------------------  -------     ---------      --------    ------------    ------------
Charles A. Laverty................    1997      $ 450,000      $     --           *                 --(2)
  President and                       1996      $ 250,100      $375,900                      1,138,833
  Chief Executive Officer             1995      $ 159,400      $ 50,000                        500,000
Julian W. Osbon...................    1997      $ 327,799(3)   $     --           *                 --
  (former executive officer)          1996      $ 101,900      $ 40,000                             --
                                      1995      $      --      $     --                             --
James L. Johnson..................    1997      $ 294,733      $     --           *
  Executive Vice President            1996      $ 152,000      $ 51,100                        336,517
  and Chief Financial Officer(4)      1995      $      --      $     --                             --
Bruce A. Hazuka...................    1997      $ 220,833      $     --           *                 --(2)
  Executive Vice President            1996      $ 104,700      $ 52,000                        200,000
  and Chief Operating Officer         1995      $      --      $     --                             --
Paul Petersen.....................    1997      $ 259,000(5)   $     --           *
  President -- Urology Products       1996      $ 191,222(5)   $
                                      1995      $      --      $
Michael Schuler...................    1997      $ 225,000      $                  *
  President -- Visualization          1996      $ 142,879      $
Products
                                      1995      $      --      $     --

---------------
 * Other Annual Compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus.

(1) The information for fiscal 1996 covers a nine month transition period ending March 31, 1996.

(2) In April 1997, Mr. Laverty was granted an option to purchase 1,500,000 shares and Mr. Hazuka was granted an option to purchase 50,000 shares.

(3) Excludes severance payment of $800,000 made during fiscal 1997.

(4) Mr. Johnson resigned in July 1997.

(5) Includes commissions provided for in Mr. Petersen's employment agreement.

       Summary of Option Grants

     The following table sets forth the individual grants of stock options made by Urohealth during the year ended March 31, 1997 to each of the named executive officers of Urohealth.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL
                                                                                              REALIZABLE
                                           INDIVIDUAL GRANTS                                   VALUE AT
                              -------------------------------------------                    ASSUMED RATE
                               NUMBER OF       % OF TOTAL                                   OF STOCK PRICE
                               SECURITIES     OPTIONS/SARS                                 APPRECIATION FOR
                               UNDERLYING      GRANTED TO     EXERCISE OR                    OPTION TERM
                              OPTIONS/SARS    EMPLOYEES IN    BASE PRICE     EXPIRATION    ----------------
            NAME               GRANTED(#)     FISCAL YEAR       ($/SH)          DATE       5%($)     10%($)
----------------------------  ------------    ------------    -----------    ----------    ------    ------
Charles A. Laverty..........     --              --              --              --          --       --
Julian W. Osbon.............     --              --              --              --          --       --
James L. Johnson............     --              --              --              --          --       --
Bruce A. Hazuka.............     --              --              --              --          --       --
Paul Petersen...............     --              --              --              --          --       --
Michael Schuler.............     --              --              --              --          --       --

  Summary of Options Exercised

     The following table sets forth information concerning exercise of stock options during the year ended March 31, 1997 by each of the named executive officers of Urohealth and the value of unexercised options at March 31, 1997.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING              VALUE OF UNEXERCISED
                                                                   UNEXERCISED                 IN-THE-MONEY
                                 SHARES                          OPTIONS/SARS AT              OPTIONS/SARS AT
                               ACQUIRED ON      VALUE              FY-END (#)                   FY-END ($)
            NAME               EXERCISE(#)   REALIZED($)    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-----------------------------  -----------   -----------    -------------------------    -------------------------
Charles A. Laverty...........       --            --           1,110,100/528,728            $1,241,607/$350,061
Julian Osbon.................       --            --                         0/0                            0/0
James L. Johnson.............       --            --             217,073/119,444              $125,348/$112,152
Bruce A. Hazuka..............       --            --              127,778/72,222                $55,903/$31,597
Paul Petersen................       --            --               52,778/47,222              $125,348/$112,152
Michael Schuler..............     3,104       $20,739              61,006/47,222              $142,482/$112,152

  1996 Directors' Stock Incentive Plan

     In July 1996, Urohealth approved the 1996 Directors' Stock Incentive Plan (the "Directors' Plan") which authorizes the issuance of up to 300,000 shares of Common Stock in the form of stock options to non-employee directors of Urohealth. The Directors' Plan was approved by Urohealth stockholders in August 1996. Under the Directors' Plan, each non-employee director of Urohealth automatically receives an option to purchase 7,500 shares of Urohealth Common Stock upon joining the Urohealth Board of Directors and an additional 7,500 share option immediately following each annual meeting of stockholders. Options are granted at fair market value on the date of grant and have a ten-year term. Options vest on the first anniversary of the date of grant; provided, that the options become immediately exercisable upon a "change of control."

  Retirement Savings Plan

     In January 1995, Urohealth adopted the Urohealth Retirement Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all full-time employees of Urohealth who are over age 21 and have completed one year of service with at least 1,000 hours of service. Employees may elect to defer, in the form of contributions to the 401(k) Plan, from 1% up to 12% of their annual compensation, subject to the federal maximum limit. No matching contributions are expected to be made by Urohealth relating to fiscal 1997. Employees are fully vested in contributions made by them to the

401(k) Plan. Employees become vested in contributions made by Urohealth after completion of two years of service.

  Employment Agreements

     CHARLES A. LAVERTY. Urohealth and Mr. Laverty are parties to an Amended and Restated Employment Agreement, dated April 1, 1996, pursuant to which Mr. Laverty serves as Urohealth's Chief Executive Officer. The initial term of the agreement is through April 1, 1999, after which date the agreement automatically renews for successive three-year terms unless either party exercises their option to terminate the agreement. Mr. Laverty's salary under the agreement was $450,000 for fiscal 1997, adjusted annually, plus bonuses. Mr. Laverty's base salary under the agreement was increased to $500,000 beginning in fiscal 1998.

     Urohealth may terminate the agreement for "cause" which is defined as (a) Mr. Laverty's final conviction of a felony related to his duties under the agreement or (b) Mr. Laverty's willful failure to perform his reasonable responsibilities and duties under the agreement after 30 days notice from the Board. In the event that Mr. Laverty terminates the agreement without cause at any time during the last two quarters of any fiscal year any options scheduled to vest during such fiscal year shall automatically vest as of the date of termination. If Urohealth terminates the agreement for any reason other than for cause, or if Mr. Laverty terminates the agreement due a material breach by Urohealth of its obligations under the agreement, then Urohealth will be obligated to (A) pay to Mr. Laverty severance pay equal to three years of his salary and earned bonus as of the date of such termination and (B) provide and pay for all benefits to which Mr. Laverty is entitled under the agreement for a period of three years after termination. In addition, if Urohealth terminates the agreement for any reason other than for cause, or if Mr. Laverty terminates the agreement due to a material breach by Urohealth, all options then granted to Mr. Laverty will become immediately vested and exercisable.

     Mr. Laverty may terminate the agreement upon 30 days notice upon or within one year after a "Change of Control" as such term is defined in the agreement. If Mr. Laverty terminates the agreement for any reason (including with or without cause) upon or within one year after a Change of Control, Urohealth is obligated to (A) pay to Mr. Laverty severance equal to $2,500,000 and (B) provide and pay for all benefits to which he is entitled under the agreement for a period of three years after termination. In addition, all options then held by Mr. Laverty will become immediately vested and exercisable. If, however, an event giving rise to a Change of Control is initiated by Urohealth, then prior to the Urohealth Board approving the Change of Control, Mr. Laverty must inform the Board whether he intends to terminate the agreement. If Mr. Laverty informs the Board that he does not intend to terminate the agreement as a result of the Change of Control, he will forfeit all termination and payment rights in the agreement based on that particular Change of Control.

     Mr. Laverty agreed that during his employment and for a period of 18 months after he ceases to be employed by Urohealth, regardless of the manner of termination and except as limited by the agreement, he will not compete with Urohealth.

     BRUCE A. HAZUKA. Urohealth and Mr. Hazuka are parties to an employment agreement dated November 30, 1995 pursuant to which Mr. Hazuka serves as a member of senior management of Urohealth. The agreement provides for an initial one-year term with two automatic one-year renewals thereafter. Mr. Hazuka's annual salary under the agreement is $200,000, adjusted annually (currently at $300,000), plus bonuses. Urohealth can terminate Mr. Hazuka's employment for cause (as defined in the agreement). Urohealth can terminate Mr. Hazuka's employment without cause upon at least 90 days' prior notice, in which case all of the options then held by Mr. Hazuka shall become immediately vested and exercisable, and Mr. Hazuka shall be entitled to severance equal to the amount of his salary for the remaining term of the agreement (including extensions thereof).

     Following a "change of control" (as defined in the agreement), Mr. Hazuka may terminate the agreement with or without "good reason" (as defined in the agreement), upon 30 days' notice given at any time during the one-year period after the change of control. If Mr. Hazuka terminates his employment during the one-year period after the change of control for good reason, or if his employment is terminated without cause during such period, then he shall be entitled to receive a lump sum severance payment equal to the greater of (i) one times his salary and bonus for the 12 months preceding the change of control and (ii) the remaining amount of salary payable for the term of the agreement.

     PAUL PETERSEN. Urohealth and Mr. Petersen are parties to an employment agreement dated December 29, 1995 pursuant to which Mr. Petersen serves as a member of senior management of Urohealth. The agreement provides for an initial one-year term, with two automatic one-year renewals thereafter. Mr. Petersen's annual salary under the agreement is $125,000, adjusted annually (currently $214,000, with minimum guaranteed bonuses), plus bonuses. Urohealth can terminate Mr. Petersen's employment for cause (as defined in the agreement). Urohealth can terminate Mr. Petersen's employment without cause upon at least 90 days' prior notice, in which case Mr. Petersen shall be entitled to severance equal to the amount of his salary and bonus for the remaining term of the agreement (including extensions thereof).

     Following a "change of control" (as defined in the agreement), Mr. Petersen may terminate the agreement with or without "good reason" (as defined in the agreement), upon 30 days' notice given at any time during the one-year period after the change of control. If Mr. Petersen terminates his employment during the one-year period after the change of control for good reason then he shall be entitled to receive a lump sum severance payment equal to one times his salary and bonus for the 12 months preceding the change of control.

     MICHAEL SCHULER. Urohealth and Mr. Schuler are parties to an employment agreement dated January 2, 1996 pursuant to which Mr. Schuler serves as a member of senior management of Urohealth. The agreement provides for an initial one-year term, with two automatic one-year renewals thereafter. Mr. Schuler's annual salary under the agreement is $225,000 plus bonuses. Urohealth can terminate Mr. Schuler's employment for cause (as defined in the agreement). Urohealth can terminate Mr. Schuler's employment without cause upon at least 90 days' prior notice, in which case Mr. Schuler is entitled to severance equal to the amount of his salary for the remaining term of the agreement (including extensions thereof).

     Following a "change of control" (as defined in the agreement), Mr. Schuler may terminate the agreement with or without "good reason" (as defined in the agreement), upon 30 days' notice given at any time during the one-year period after the change of control. If Mr. Schuler terminates his employment during the one-year period after the change of control for good reason, or if his employment is terminated by Urohealth without cause, then he shall be entitled to receive a severance payment equal to the greater of (i) one times his salary and bonus for the 12 months preceding the change of control and (ii) the remaining amount of salary payable for the term of the agreement.

     Notwithstanding anything to the contrary set forth in Urohealth's previous public filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this proxy statement/prospectus, in whole or in part, the following report and Stock Performance Graph which follows shall not be deemed to be incorporated in any such filings.

  Report of the Compensation Committee on Executive Compensation

     GENERAL

     The Urohealth Board of Directors has a Compensation Committee (the "Committee"), consisting of Dr. Elkins, Mr. Estrin, and Mr. Goelman. The Committee is charged by the Board of Directors with establishing a compensation plan which will enable Urohealth to compete effectively for the services of qualified officers and key employees, to give such employees appropriate incentive to pursue the maximization of long-term stockholder value and to recognize such employees' success in achieving both qualitative and quantitative goals for the benefit of Urohealth. The Committee establishes appropriate levels of compensation for specific individuals, as well as compensation and benefit programs for Urohealth as a whole.

     COMPENSATION PHILOSOPHY AND POLICIES FOR EXECUTIVE OFFICERS

     As its first principle, the Committee believes that executives of Urohealth should be rewarded based upon their success in meeting Urohealth's operational goals, improving its earnings, maintaining its leadership role in the urological, gynecological and minimally invasive surgical instrument business, and generating consistent and superior returns for its stockholders. The Committee strives to establish levels of compensation that take such factors into account and provide appropriate recognition for past achievement and incentives for future success. The Committee recognizes that the demand for executives with expertise and experience in the areas of medical devices and services within the healthcare services fields is intense. In order to attract and retain qualified persons, the Committee believes that Urohealth must offer current compensation at levels consistent with those of other publicly-traded healthcare companies. In addition, the Committee believes that it is in the best interests of Urohealth's stockholders to offer its executives meaningful equity participation in Urohealth, in order that those executives' interests will be aligned with those of Urohealth's stockholders. The Committee feels that the historic mix of cash compensation and equity participation has proven to be effective in stimulating Urohealth's executives to meet both long-term and short-term goals and has been a major factor in limiting turnover among senior executives.

     Urohealth's compensation program has three distinct elements: base salary; incentive compensation, including both cash incentive compensation and equity-based compensation; and retirement compensation. These elements are discussed below:

     Base Salary: While the demand for experienced managers in the healthcare industry continues to grow, Urohealth has been very successful in attracting and retaining key executives. Urohealth believes that its compensation package is instrumental in such success. The Committee endeavors to establish base salary levels for those key executives which are consistent with those provided for similarly situated executives of other publicly-traded healthcare companies, taking into account each executive's areas and level of responsibility, historical performance and tenure with Urohealth. In establishing such levels, Urohealth considers compensation for executives of other publicly-traded providers of healthcare services, as well as other publicly-traded companies of similar size and with a similar growth rate. Compensation decisions are not targeted to specific levels in the range of compensation paid by such companies, nor does Urohealth maintain a record of where its compensation stands with respect to such other companies. However, the Committee takes such levels of compensation into account in determining appropriate levels of compensation for Urohealth's executives.

     Incentive Compensation: In addition to base salary, the Committee establishes cash incentive compensation for executives of Urohealth, based upon each such executive's success in meeting qualitative and quantitative performance goals on an annual basis. Individual incentive bonuses are determined on a basis that takes into account each executive's success in achieving standards of performance, which may or may not be quantitative, established by the Committee and such executive's superiors. Bonus determinations are made on a case-by-case basis, taking into account appropriate quantitative and qualitative factors, and there is no fixed relationship between any particular performance factor and the amount of a given executive's bonus. Incentive compensation can be a major component of Urohealth's executive compensation, and the Committee believes that placing executives at risk for such a component is effective in motivating such executives to achieve such goals.

     In addition to cash incentive compensation, as a growth company, Urohealth utilizes equity-based compensation, in the form of stock options, as a tool to encourage its executives to work to meet its operational goals and maximize long-term stockholder value. Because the value of stock options granted to an executive is directly related to Urohealth's success in enhancing its market value over time, the Committee feels that its stock option program is a very effective tool in aligning the interests of management and stockholders.

     The Committee determines stock option grants under Urohealth's stock option plans. Specific grants are determined taking into account an executive's current responsibilities and historical performance, as well as the executive's perceived contribution to Urohealth's results of operations. Options are also used to give incentive to newly-promoted officers at the time that they are asked to assume greater responsibilities, and, in some cases, to executives who have joined Urohealth through acquisitions and have assumed significant leadership roles within Urohealth. In evaluating option grants, the Committee considers prior grants and shares currently held, as well as the recipient's success in meeting operational goals and the recipient's level of responsibility. However, no fixed formula is utilized to determine particular grants. The Committee believes that the opportunity to acquire a significant equity interest in Urohealth has been a strong motivation for Urohealth's executives to pursue the long-term interests of Urohealth and its stockholders, and has promoted longevity and retention of key executives. Information relating to stock options granted to the five most highly-compensated executive officers of Urohealth is set forth elsewhere in this Proxy Statement/Prospectus.

     Retirement Compensation: As described elsewhere herein, in 1991 the Company adopted a 401(k) retirement plan in order to give all full-time employees an opportunity to provide for their retirement on a tax-advantaged basis.

     CHIEF EXECUTIVE OFFICER COMPENSATION

     Urohealth is a party to an Employment Agreement with Charles Laverty, pursuant to which Mr. Laverty is employed as Chairman of the Board, Chief Executive Officer and President of Urohealth for a three-year term which ends March 31, 1999. In addition, the Company has agreed to use its best efforts to cause Mr. Laverty to be elected as a Director of Urohealth during the term of the Agreement. Under the Agreement, Mr. Laverty received a base salary of $450,000 in fiscal 1997 (increased to $500,000 for fiscal 1998 and each year thereafter), with incentive compensation of up to $2,000,000, subject to annual review by the Board of Directors, and is entitled to participate in any bonus plan approved by the Board of Directors for Urohealth's management. Mr. Laverty was granted an additional 1,500,000 stock options vesting over 36 months at the closing price of a share of Urohealth Common Stock on May 21, 1997. Such additional option grant was based on the Committee's assessment of Mr. Laverty's contribution to Urohealth as the builder of the urological, gynecological and minimally invasive surgical platforms for Urohealth, including his role in the consummation of eight acquisitions during 1996 and 1997, as well as Urohealth's success in achieving annual budgeted net income targets and other factors described below. Mr. Laverty is also provided with a car allowance and with life and disability insurance. Under the Agreement, Mr. Laverty's employment may be terminated for cause or if he should become disabled. Termination of Mr. Laverty's employment under the Agreement will result in certain severance pay arrangements. In the event that Urohealth were to be acquired, merged or reorganized in such a manner as to result in a change of control of the Company, Mr. Laverty has the right to terminate his employment under the Agreement, in which case he will receive a lump sum payment equal to five years' annual base salary (including the gross incentive portion thereof) under the Agreement. Mr. Laverty has agreed not to compete with Urohealth for an eighteen month period after any such termination. The Committee approved an amendment to the Agreement that provides for Mr. Laverty to receive certain payments in the event that Urohealth is merged or combined with another corporation in a transaction in which Urohealth is not the surviving or continuing entity. The amount of the fee would be equal to the greater of: (i) 1% of value of such transaction in excess of $20 per share; and
(ii) 1% of the capitalization of Urohealth in excess of $640 million.

     The Committee reports to the Board of Directors on compensation arrangements with Mr. Laverty and recommends to the Board of Directors the level of incentive compensation, both cash and equity-based, which is appropriate for Mr. Laverty with respect to each fiscal year of Urohealth. In making such recommendation, the Committee takes into account Urohealth's performance in the marketplace, its success in meeting strategic goals and its success in meeting budgets. Again, ultimate compensation decisions are not made in a formulary manner, but in a manner which takes into account Urohealth's competitive position, its position in the financial markets, and the significant contributions made by Mr. Laverty to the success of Urohealth. In making its decisions with respect to Mr. Laverty's compensation, the Committee believes that it is appropriate to recognize the significant role Mr. Laverty has played in building Urohealth to its current position and that under his leadership Urohealth has significantly enhanced stockholder value over a period of years and continues to grow in assets, net revenues, net income and market value.

     SECTION 162(M) OF THE INTERNAL REVENUE CODE

     The Omnibus Budget Reconciliation Act of 1993 contained a provision under which a publicly-traded corporation is sometimes precluded from taking a federal income tax deduction for compensation in excess of $1,000,000 that is paid to the chief executive officer and the four other most highly-compensated executives of the corporation during a corporation's tax year. Compensation in excess of $1,000,000 continues to be deductible if that compensation is "performance based" within the meaning of that term under Section 162(m) of the Internal Revenue Code. Certain transition rules apply with respect to stock option plans which were approved prior to December 20, 1993, pursuant to Rule 16b-3(b) under the Exchange Act.

     Urohealth believes that its employee stock option plans meet the requirements of Section 162(m) as performance-based plans; however, the Committee does from time to time grant options outside the employee stock option plans. The Committee and the Board of Directors have currently made a decision not to amend Urohealth's cash compensation programs to meet all requirements of
Section 162(m) because such a decision would not be in the best interests of Urohealth's stockholders. The Committee believes that, in establishing bonus and incentive awards, certain subjective factors must be taken into account in particular cases, based upon the experienced judgment of the Committee members as well as on factors which may be objectively quantified. The preservation of tax deductibility of all compensation is an important consideration. However, the Committee believes that it is important that Urohealth retain the flexibility to reward superior effort and accomplishment even where all cash compensation may not be fully deductible. The Committee will continue to review the requirements for deductibility under Section 162(m) and will take such requirements into account in the future as it deems appropriate and in the best interests of Urohealth's stockholders.

     CONCLUSIONS

     The Committee believes that the levels and mix of compensation provided to Urohealth's executives during fiscal 1997 were appropriate and were instrumental in the achievement of Urohealth's goals for fiscal 1997. It is the intent of the Committee to ensure that Urohealth's compensation programs continue to motivate its executives and reward them for being responsive to the long-term interests of Urohealth and its stockholders.

     The foregoing report is submitted by the following Directors of Urohealth, constituting all of the members of the Compensation Committee of the Board of
Directors:

               Robert Elkins, M.D.
               Melvyn Estrin
               Lawrence Goelman, Chairman

  Urohealth Stock Price Performance

     The following performance graph assumes an investment of $100 on August 30, 1991 (the date that Urohealth became subject to Section 12 of the Exchange Act) and compares the change to March 31, 1997 in the market price of the Urohealth Common Stock with a broad market index (Dow Jones Equity Market Index) and industry index (S&P Healthcare (Medical Products and Supplies)). Urohealth paid no dividends during the periods shown; the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

                COMPARISON OF 67 MONTH CUMULATIVE TOTAL RETURN*
        AMONG UROHEALTH SYSTEMS, INC., THE DOW JONES EQUITY MARKET INDEX
                    AND THE DOW JONES MEDICAL SUPPLIES INDEX

                                                          CUMULATIVE TOTAL RETURN
                                        -------------------------------------------------------------
                                        8/30/91  6/30/92  6/30/93  6/30/94  6/30/95  3/31/96  3/31/97
                                        -------  -------  -------  -------  -------  -------  -------
Urohealth Systems, Inc.           UROH    100      243      222      109      113      152      112
DOW JONES EQUITY MARKET           IDOW    100      106      122      123      155      188      225
S&P HEALTHCARE**                  IMDP    100      103       84       81      125      166      182
(Medical Products and Supplies)
---------------

* $100 invested on 8/30/91 in stock or index including reinvestment of dividends.

** During 1997, Urohealth changed the industry index used in the above comparison from the Dow Jones Medical Supplies Index to the S&P Healthcare (Medical Products and Supplies) Index because Urohealth believes that the S&P Healthcare (Medical Products and Supplies) Index contains companies whose operations more closely parallel the operations of Urohealth. The Dow Jones Medical Supplies Index would have had a cumulative total return of 222 for the period ended March 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Urohealth Common Stock as of June 30, 1997 of (i) each person known by Urohealth to own beneficially 5% or more of the Common Stock, (ii) each current director of Urohealth and each person nominated to be a director of Urohealth, (iii) each named executive officer, and (iv) all current directors and executive officers as a group.

                                                                           SHARES BENEFICIALLY
                                                                                  OWNED
                                                                         -----------------------
                         NAME AND ADDRESS(1)                              NUMBER         PERCENT
----------------------------------------------------------------------   ---------       -------
Appaloosa Management L.P.(2)..........................................   2,836,500         10.0%
Avatex Corporation(3).................................................   2,464,827          8.4
Apollo Advisors II, L.P.(4)...........................................   2,200,906          7.7
Chase Venture Capital Associates, L.P.(5).............................   2,196,069          7.7
Charles A. Laverty(6).................................................   1,110,106          3.8
Robert N. Elkins, M.D.(7).............................................     149,260           *
Lawrence Goelman(8)...................................................     127,369           *
Melvyn J. Estrin(9)...................................................   2,479,827          8.4
Abbey J. Butler(9)....................................................   2,479,827          8.4
Francis J. Tedesco(10)................................................      15,000           *
Michael S. Gross(11)..................................................   2,208,406          7.7
John Chamberlin(12)...................................................      26,944           *
C. Sage Givens(13)....................................................      26,944           *
Richard Newhauser.....................................................   2,081,916          7.3
Bruce A. Hazuka(14)...................................................     127,778           *
Paul Petersen(15).....................................................     120,031
Michael Schuler(16)...................................................      75,112
All current directors and executive officers as a group (16
  persons)(17)........................................................   8,924,964         31.4

---------------
  *  Less than 1%.

 (1) Unless otherwise indicated in the following footnotes, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned, subject to applicable community property law. Unless otherwise noted in the following notes the address of each person listed is c/o Urohealth Systems, Inc., 5 Civic Plaza, Suite 100, Newport Beach, California 92660. The foregoing table presents voting securities which include Common Stock and the Debentures which vote with the Common Stock on an "as converted" basis.

 (2) Information obtained from filings made with the Securities and Exchange Commission. The address for Appaloosa Management L.P. is 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078. David A. Tepper is deemed to beneficially own the shares owned by Appaloosa Management L.P. Mr. Tepper is the President and sole stockholder of Appaloosa Partners, Inc., the general partner of Appaloosa Management L.P.

 (3) Includes 1,414,827 shares of Common Stock and warrants to purchase 1,050,000 shares of Common Stock which are currently exercisable. The address of Avatex Corporation is 5910 North Central Expressway, Dallas, Texas 75206.

 (4) Represents Debentures which vote on an "as converted" basis representing 2,087,156 shares of Voting Stock and warrants to purchase 113,750 shares of Common Stock which are currently exercisable. The address for Apollo Advisors II, L.P. is 1301 Sixth Avenue, New York, New York 10019.

 (5) Represents Debentures which vote on an "as converted" basis representing 2,082,569 shares of Voting Stock and warrants to purchase 113,500 shares of Common Stock which are currently exercisable. The address for Chase Venture Capital Associates, L.P. is 380 Madison Avenue, New York, New York 10017. Chase Venture Capital Associates is an affiliate of Chase Manhattan Corporation.

 (6) Includes 1,110,106 shares subject to options exercisable on or before August 30, 1997.

 (7) Includes 149,260 shares subject to options exercisable on or before August 30, 1997.

 (8) Includes 127,369 shares subject to options exercisable on or before August 30, 1997.

 (9) Includes the 2,464,827 shares of Common Stock and Warrants beneficially owned by Avatex Corporation as shown above and 15,000 shares subject to options exercisable on or before August 30, 1997. Messrs. Estrin and Butler are Co-Chairmen of the Board of Directors of Avatex Corporation.

(10) Includes 15,000 shares subject to options exercisable on or before August 30, 1997.

(11) Includes securities held by Apollo Advisors II, L.P., of which Mr. Gross is a principal. Mr. Gross disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 7,500 shares subject to options exercisable on or before August 30, 1997.

(12) Includes 26,944 shares subject to options exercisable on or before August 30, 1997.

(13) Includes 26,944 shares subject to options exercisable on or before August 30, 1997.

(14) Includes 127,778 shares subject to options exercisable on or before August 30, 1997.

(15) Includes 52,778 shares subject to options exercisable on or before August 30, 1997.

(16) Includes 61,006 shares subject to options exercisable on or before August 30, 1997.

(17) Includes 1,981,313 shares subject to options exercisable on or before August 30, 1997, warrants to purchase 1,163,750 shares of Common Stock and Debentures which vote on an "as converted" basis with respect to 2,087,156 Common Stock equivalents.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, Urohealth sold $50 million of its 8.75% Convertible Subordinated Debentures due May 30, 2006 (the "Convertible Debentures") to a group of investors in a private placement transaction. The Convertible Debentures are convertible into Urohealth Common Stock at a conversion price, subject to adjustment, of $10.90 per share, and the holders of the Convertible Debentures vote with the holders of the Urohealth Common Stock on an "as converted" basis. In connection with the placement of the Convertible Debentures, Urohealth also issued warrants to purchase a total of 250,000 shares of Urohealth Common Stock at an exercise price, subject to adjustment, of $10.90. An entity affiliated with Dr. Blutt, a director of the Urohealth, purchased $22.7 million of the Convertible Debentures and the warrants, and entities affiliated with Mr. Gross, a director of Urohealth, purchased $22.7 million of Convertible Debentures and warrants.

     In connection with the acquisition of Richard-Allan by Urohealth, Urohealth entered into a three-year employment agreement with Richard R. Newhauser for an annual salary of $350,000, and into a consulting agreement pursuant to which Mr. Newhauser will provide consulting services to Urohealth for a five-year period after expiration of the employment agreement for $200,000 per year. In addition, Urohealth has agreed to provide Mr. Newhauser health insurance benefits during the terms of the employment and consulting agreements and during his retirement thereafter.

     In connection with the acquisition of Richard-Allan, Urohealth purchased from a partnership of which Mr. Newhauser was a general partner, the real property on which the Richard-Allan operations were conducted for a purchase price of $4.5 million, of which $1.5 million was paid in cash at the closing and the balance of which is represented by a $3.0 million promissory note which bears interest at 8 1/4% per annum. The interest on the note paid periodically throughout the term of the note and the principal is due and payable on the tenth anniversary of the closing.

     During fiscal 1997, Urohealth loaned $550,000 to Charles A. Laverty, Urohealth's Chairman and Chief Executive Officer. The loan bears interest at a rate of 6.02% per annum and all principal and interest under the note is due and payable on the earlier of (a) November 25, 1999 and (b) 30 days after termination of Mr. Laverty's employment agreement. Subsequent to March 31, 1997, Urohealth loaned $1,500,000 to Mr. Laverty on the same terms and conditions as the earlier loan.

     During fiscal 1997, Urohealth made payments of $81,667 to HCA, Inc. in payment for consulting services provided to Urohealth in prior fiscal years. Bruce A. Hazuka, Executive Vice President and Chief Operating Officer of Urohealth, is an executive officer and controlling stockholder of HCA, Inc..

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California on July 29, 1997.

                                         UROHEALTH SYSTEMS, INC.


                                         By:  /s/ CHARLES A. LAVERTY
                                            ------------------------------------
                                            Charles A. Laverty
                                            Chairman and Chief Executive Officer