Form 10-Q
period 1997-06-30
UROHEALTH SYSTEMS INC
filed 1997-08-14
CIK 873209

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________.


                         Commission file number: 1-11150


                             UROHEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                          98-0122944
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


            5 CIVIC PLAZA SUITE 100, NEWPORT BEACH, CALIFORNIA 92660
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code: (714) 668-5858

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding as of July 31, 1997 was 23,835,046.

                                      INDEX


                                                                                          Page
                                                                                          ----

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets at March 31, 1997 and
                    June 30, 1997                                                           3

                    Condensed Consolidated Statements of Operations for the Three
                    Months Ended June 30, 1997 and June 30, 1996                            4

                    Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended June 30, 1997 and June 30, 1996                            5

                    Notes to the Condensed Consolidated Financial Statements                6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  13

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                      17

         Item 2.    Changes in Securities                                                  17

         Item 6.    Exhibits and Reports on Form 8-K                                       18

                             UROHEALTH SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

            (Unaudited, dollars in thousands, except par value data)

                                                                          June 30,      March 31,
                                                                           1997           1997
                                                                         ---------      ---------
ASSETS

Current assets:
     Cash and equivalents                                                $   5,750      $   2,591
     Receivables, net of allowance for doubtful accounts of $1,695
       and $1,684 on June 30, 1997 and March 31, 1997, respectively         22,044         17,272
     Income tax receivable                                                     377            377
     Advances to officers                                                        9            114
     Inventories                                                            29,728         20,945
     Distributor inventories                                                 6,307          6,307
     Prepaid expenses                                                        3,849          2,278
                                                                         ---------      ---------
Total current assets                                                        68,064         49,884

Restricted cash                                                             19,327             48
Receivables - long term                                                      2,383          2,722
Property and equipment, net                                                 27,421         26,035
Patents and intangibles, net of accumulated amortization of $3,573
  and $2,646 on June 30, 1997 and March 31, 1997, respectively               6,099          6,285
Loans to officers                                                            2,041            550
Deposits and other assets                                                    1,753          2,232
Deferred debt issuance costs                                                11,394          5,986
Goodwill                                                                    42,867         43,417
                                                                         ---------      ---------
                                                                         $ 181,349      $ 137,159
                                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                            $  20,679      $  20,882
     Compensation and employee benefits                                      2,911          3,250
     Restructuring liabilities                                               5,482          6,192
     Short-term debt                                                         5,268         14,518
     Current portion of long-term debt                                       3,216          3,328
                                                                         ---------      ---------
Total current liabilities                                                   37,556         48,170

Long-term liabilities:
     Long-term debt                                                         53,269         98,292
     Senior subordinated notes                                             110,000             --
     Restructuring liabilities, less current portion                           678            822
     Other liabilities                                                       3,822          4,149

Minority interest in consolidated subsidiary                                    --            237

Common Stockholders' Equity:
     Common stock - $0.001 par value
         Authorized shares - 50,000,000
         Issued and outstanding shares - 23,825,000 and 23,807,000
           at June 30, 1997 and March 31, 1997, respectively                    24             24
     Warrants                                                                7,080          5,359
     Additional paid-in capital                                            150,638        150,468
     Foreign currency translation adjustment                                    44            (14)
     Deficit                                                              (181,762)      (170,348)
                                                                         ---------      ---------
          Total common stockholders' equity (deficiency)                   (23,976)       (14,511)
                                                                         ---------      ---------
                                                                         $ 181,349      $ 137,159
                                                                         =========      =========


See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (Unaudited, in thousands, except for per share amounts)

                                                              Three Months Ended
                                                         ----------------------------
                                                         June 30, 1997  June 30, 1996
                                                         -------------  -------------
Net sales                                                   $ 25,237      $ 17,318
Cost of sales                                                 11,702         6,120
                                                            --------      --------
Gross profit                                                  13,535        11,198

Operating expenses:
     Selling, general and administrative                      16,863        10,685
     Research and development                                  1,665           800
                                                            --------      --------
Total operating expenses                                      18,528        11,485

Loss from operations                                          (4,993)         (287)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                           (4)          (18)
     Interest income                                             389            59
     Interest expense                                         (5,433)       (1,044)
     Other                                                       450            --
                                                            --------      --------
Loss before taxes and extraordinary item                      (9,591)       (1,290)
Provision (benefit) for income taxes                              --            --
                                                            --------      --------
Loss before extraordinary item                                (9,591)       (1,290)
Extraordinary item (early extinguishment of debt)             (1,823)       (2,973)
                                                            --------      --------
Net loss                                                    $(11,414)     $ (4,263)
                                                            ========      ========
Net loss per share:
     Loss before extraordinary item                         $ (9,591)     $ (1,290)
     Dividends and accretion on redeemable
       convertible preferred stock                                --           398
                                                            --------      --------
     Net loss before extraordinary item attributable
       to common stockholders                                 (9,591)       (1,688)

     Extraordinary item                                       (1,823)       (2,973)
                                                            --------      --------
     Net loss attributable to common stockholders           $(11,414)     $ (4,661)
                                                            ========      ========
     Net loss per share before extraordinary item           $  (0.40)     $  (0.10)
                                                            ========      ========
     Net loss per share                                     $  (0.48)     $  (0.29)
                                                            ========      ========
Weighted average number of common shares used
  to compute loss per share                                   23,822        16,210
                                                            ========      ========


See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited, dollars in thousands)

                                                                          Three Months Ended
                                                                    ----------------------------
                                                                    June 30, 1997  June 30, 1996
                                                                    -------------  -------------
Cash flows from operating activities:
     Net loss                                                         $ (11,414)     $  (4,263)
     Non cash items included in net loss:
          Extraordinary expense                                           1,823          2,433
          Depreciation and amortization                                   2,535            649
          Amortization of deferred debt issuance costs                      414            271
          Accretion and accrued interest on convertible notes                --             42
          Loss on retirement/write-off of assets                             37             --
          Accrued dividend on preferred stock in subsidiary                   4             17
          Deferred income taxes                                              --             --
          Provision for doubtful accounts                                    27           (180)
          Other                                                             (91)            10
     Changes in operating assets and liabilities                        (16,225)        (7,789)
                                                                      ---------      ---------
             Net cash used in operating activities                      (22,890)        (8,810)

Cash flows from investing activities:
     Purchase of property and equipment, net                             (3,119)        (3,642)
     Purchase of patents                                                   (170)           (56)
     Payments for acquisition of businesses, net of cash acquired            --         (2,784)
     Proceeds from sale or maturity of marketable securities                 --            243
     Restricted cash                                                    (19,178)            --
     Purchase of technology                                                  --           (250)
     Loans and advances to officers                                      (1,345)            --
                                                                      ---------      ---------
             Net cash used in investing activities                      (23,812)        (6,489)

Cash flows from financing activities:
     Deferred financing fees paid                                        (5,924)        (4,911)
     Issuance of common stock                                               170            814
     Proceeds from Senior Subordinated Notes                            110,000             --
     Proceeds from long-term debt                                            --         35,234
     Principal payments of long-term debt                               (54,385)       (14,047)
                                                                      ---------      ---------
             Net cash provided by financing activities                   49,861         17,090
                                                                      ---------      ---------

Net increase in cash                                                      3,159          1,791
Cash, beginning of period                                                 2,591          3,345
                                                                      ---------      ---------
Cash, end of period                                                   $   5,750      $   5,136
                                                                      =========      =========

     Cash paid for interest                                           $   5,389      $     396
                                                                      =========      =========

     Cash paid for taxes                                              $      --      $      --
                                                                      =========      =========

See accompanying notes

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1997, its condensed consolidated results of operations for the three month period ended June 30, 1997 and June 30, 1996, and its condensed consolidated cash flows for the three month period ended June 30, 1997 and June 30, 1996. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of those to be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 1997, as filed with the Securities and Exchange Commission.

Significant intercompany accounts and transactions have been eliminated in consolidation and certain amounts have been reclassified in prior periods to conform to the current presentation.

In interim periods the Company defers and amortizes over the fiscal year certain administrative costs to more appropriately reflect the benefits realized during the course of the fiscal year.

Financial information presented reflects the March 31, 1997 merger with Microsurge, Inc., which has been accounted for as a pooling of interests.

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

1.  INTERIM REPORTING (Continued)

The results of operations previously reported by the Company and those of Microsurge included in the accompanying interim consolidated financial statements are summarized below:

                                             Three Months Ended
                                                 June 30, 1996
                                             ------------------
                                               (in thousands)
Net sales:

     Urohealth                                   $ 16,027
     Microsurge                                     1,291
                                                 --------
                                                 $ 17,318
                                                 ========
Net loss:

     Urohealth                                   $ (2,572)
     Microsurge                                    (1,691)
                                                 ---------
                                                 $ (4,263)
                                                 ========

2.   NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the calculation because they are anti-dilutive. Net loss per common share for the three months ended June 30, 1996 reflects $295,000 of warrants issued to induce the conversion of the redeemable convertible preferred stock.

3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).

                                              June 30,       March 31,
                                                1997           1997
                                              -------        ---------
Raw materials and supplies                    $12,157         $ 8,731
Work in progress                                3,146           2,942
Finished goods                                 13,748           9,272
                                              -------         -------
                                              $29,051         $20,945
                                              =======         =======
Distributor inventories                       $ 6,307         $ 6,307
                                              =======         =======

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

4.  DEBT

On April 10, 1997, the Company completed the sale of $110 million of its 12.5% Senior Subordinated Notes due 2004 (the "Notes") raising net proceeds of approximately $105 million. The notes bear interest, payable semi-annually, at 12.5% per annum, subject to increase if certain obligations are not satisfied, and mature on April 1, 2004. There are no mandatory redemption or sinking fund payments required on the Notes.

The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company. The indenture governing the Notes contains certain covenants which limit some of the Company's ability to engage in certain transactions.

The Company used $19.2 million of the proceeds from the sale of the Notes to purchase government securities (the "Pledged Securities") which that have been pledged for the benefit of the holders of the Notes. The scheduled interest and principal payments on the Pledged Securities is an amount sufficient to pay when due the first three scheduled interest payments on the Notes.

The Company is a holding company with no material assets or operations other than its investments in its subsidiaries. The Notes are guaranteed by all of the Company's domestic and material foreign subsidiaries. The guarantees are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned by the Company. In connection with the Notes, the Company issued with each $1,000 principal amount of Notes, a warrant entitling the holder to purchase 4.44 shares of Common Stock of the Company (or 9.06 shares, if a certain EBITDA for fiscal 1998 is not achieved) at an exercise price of $9.50 per share. The warrants are exercisable on or after June 30, 1998 and expire April 1, 2004.

The Company used $54.2 million of the net proceeds from the offering to repay amounts outstanding under the Company's term and revolving credit facility. Concurrently with the consummation of the sale of the Notes, the Company entered into a new $50 million revolving credit facility with the Company's senior lender (the "Senior Credit Facility"). The Senior Credit Facility is secured by substantially all of the Company's assets and matures in March 2002. The Company is required to meet certain financial covenants under the Senior Credit Facility and available amounts under the revolving credit facility are based on eligible inventory and accounts receivable. The

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

4.  DEBT (Continued)

Company was not in compliance with certain financial covenants under its Senior Credit Facility for the quarter ended June 30, 1997, but was granted a waiver through September 15, 1997 by its senior lender that permits borrowings equal to the lesser of the $15.0 million and 80% of eligible accounts receivable under the facility. As of June 30, 1997, the Company's borrowing eligibility was approximately $13.4 million of which $5.0 million was borrowed subsequent to June 30, 1997. As of June 30, 1997, the Company had working capital of approximately $30.5 million.

The Company recorded during the quarter an extraordinary loss of $1.8 million in connection with the early retirement of bank debt of $54.2 million on April 10, 1997 from its previous bank credit facility.

5. RESTRUCTURING

During the year ended June 30, 1995, the Company hired a new senior management team which adopted and implemented a restructuring plan (the Plan) under which it has refocused the Company's strategic direction. Through June 30, 1997, cash payments have reduced the components of the restructuring accrual to $5,000.

The Company's restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. was initiated in December 1995.
The remaining restructuring accrual at June 30, 1997 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash.

                             Beginning                                                        Balance at
                           Restructuring     Non-Cash        Cash                              June 30,
(in thousands)                Accrual         Charges       Charges     Reclassifications        1997
                            ------------     --------       -------     -----------------     ----------
Personnel reduction costs     $2,620          $   --        $1,822            $ (730)            $ 68
Facility reduction costs       2,836           1,199         1,865               730              502
                              ------          ------        ------            ------             ----
                              $5,456          $1,199        $3,687            $   --             $570
                              ======          ======        ======            ======             ====

In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations.

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

5. RESTRUCTURING (Continued)

                                     Beginning                                              Balance at
                                   Restructuring          Non-Cash            Cash           June 30,
(in thousands)                        Accrual             Charges            Charges           1997
--------------                     -------------          --------           -------        ----------
Personnel reduction cost              $2,412              $  --               $1,196          $1,216
Facility reduction costs               1,588                 --                  263           1,325
                                      ------              -----               ------          ------
                                      $4,000              $  --               $1,459          $2,541
                                      ======              =====               ======          ======

In March 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from mergers with Osbon and Microsurge. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through June 30, 1997 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value.

                                     Beginning                                             Balance at
                                   Restructuring          Non-Cash           Cash           June 30,
(in thousands)                        Accrual             Charges           Charges           1997
--------------                     -------------          --------          -------        ----------
Personnel reduction costs             $7,067               $ --             $ 4,405          $ 2,662
Facility reduction costs                 933                473                  78              382
                                      ------               ----             -------          -------
                                      $8,000               $473             $ 4,483          $ 3,044
                                      ======               ====             =======          =======

Although subject to future adjustment, management of the Company believes that restructuring reserves as of June 30, 1997 are adequate to complete the various restructuring plans.

6.   MINORITY INTEREST REDEMPTION

The minority interest in Urohealth, Inc. (California) consisted of 42,000 shares of its Series A preferred stock. As of June 20, 1997, these shares were redeemed or exchanged for shares of common stock. The redemption price was $6.41 per share,

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

6.   MINORITY INTEREST REDEMPTION (Continued)

consisting of the redemption price of $5.00 per share plus accrued and unpaid dividends and a $.20 per share redemption premium.

7.   INCOME TAXES

The Company did not record an income tax provision or benefit for the quarter ended June 30, 1997 since the realization of tax benefits of operating losses is not assured.

8.  CONTINGENCIES

In July 1997, several complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering, requesting certification of a class action, alleging various violations of Federal securities laws and seeking unspecified compensatory damages.

The suits were filed in the United States District Court for the Central District of California. All the suits are based on substantially the same facts and have been brought on behalf of purchasers of Common Stock of the Company during various periods between July 18, 1996 and July 1, 1997. No proceedings have taken place in any of the suits, and no provision for any liability that may result from the ultimate resolution of this matter has been included in the accompanying consolidated financial statements.

In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.

9.  PENDING ACQUISITION

On April 19, 1997, the Company entered into a definitive agreement pursuant to which the Company would acquire Imagyn Medical, Inc. ("Imagyn") in a stock for stock merger (the "Merger"). The Merger is expected to be accounted for as a pooling of interests and each share of Imagyn common stock will exchanged for
1.4 shares of Common Stock of the Company. The consummation of the Merger is subject to approval by the Company's and Imagyn's stockholders, and other customary closing conditions. No assurances can be given that the Merger will be successfully consummated.

                            UROHEALTH Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

10. SUBSEQUENT EVENTS

On August 5, 1997, the Company received United States Patent Office approval covering its Endotracheal Cardiac Output Monitoring technology. This technology was acquired in the X-Cardia acquisition completed in February 1997. The devices under development incorporate this patented technology into a standard endotracheal tube allowing for continuous cardiac output monitoring of patients undergoing surgery or on respiratory support.

Based upon the issuance of the patent, the Company is obligated to pay the former X-Cardia shareholders on or prior to October 3, 1997, $16.5 million in cash and $1.5 million in Urohealth Common Stock.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in operating assets and liabilities:

                                               June 30, 1997    June 30, 1996
                                               -------------    -------------
     Receivables                                 $ (4,460)        $(2,289)
     Inventories                                   (8,692)         (2,995)
     Prepaid expenses                              (1,092)           (597)
     Accounts payable and accrued liabilities        (468)         (1,193)
     Compensation and employee benefits              (339)             96
     Restructuring liabilities                       (854)           (726)
     Deposit and other assets                          --             (60)
     Other liabilities                               (320)            (25)
                                                 --------         -------
                                                 $(16,225)        $(7,789)
                                                 ========         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

         Net sales. For the three months ended June 30, 1997, net sales of $25.2 million were $7.9 million or 46% higher than sales of $17.3 million for the corresponding period in 1996. This increase was largely due to the acquisition of Richard Allan, recorded as a purchase, on August 19, 1996 which increased revenues by approximately $9.6 million for the three months ended June 30, 1997 compared to the corresponding period in 1996. Sales for the three months ended June 30, 1997 include approximately $6.3 million of reorders received from the Company's new surgical products distributors. The increase in surgical products sales were offset by a decrease of $3.7 million in sales of Urology products for the three months ended June 30, 1997 compared to the corresponding period of the prior year. The Company believes that the introduction of a new drug-based treatment for impotence adversely affected the sale of vacuum erection devices during the quarter as patients opted to try the new treatment modality. While it is impracticable for the Company to predict the long-term effect of the new treatment modality, the Company had an increase in vacuum erection device sales after quarter end. The Company's shipments of approximately $15.1 million of surgical products to certain new distributors during fiscal 1997 as part of initial stocking orders are expected to be recognized as revenue later this fiscal year.

         Gross profit. For the three months ended June 30, 1997, gross profit increased $2.3 million or 21% over the same period in 1996. The gross profit percentage decreased from 65% for the three months ended June 30, 1996 to 54% for the three months ended June 30, 1997. The decrease in gross profit percentage was primarily due to the large increase in lower margin surgical product sales. For the three months ended June 30, 1996, higher margin urology products accounted for 78% of sales, decreasing to approximately 39% of sales during the three months ended June 30, 1997.

         Selling, general and administrative. Selling, general and administrative expenses of $16.9 million for the three months ended June 30, 1997 were $6.2 million or 58% higher than selling, general and administrative expenses of $10.7 million for the corresponding period in 1996. The increase was due to the increased sales levels and selling, general and administrative expenses included in the quarter ended June 30, 1997 relating to Richard-Allan operations and the infrastructure for the Company's visualization and gynecology divisions which expenses were not included in the corresponding quarter of the prior year.

         Research and development. Research and development costs for the three months ended June 30, 1997 increased $865,000 over the corresponding period in 1996. During fiscal 1997, the Company made significant investments in, and acquisitions of, technology. The increase in R&D expenditures is related to the development of new products using the acquired technologies.

Interest expense. Interest expense for the three months ended June 30, 1997 increased $4.4 million over the corresponding period in 1996. The increase was primarily due to interest expense associated with the Company's sale of the 12.5% Senior Subordinated Notes in April 1997 as well as a full three months of interest on the sale of convertible subordinated debentures which was completed during May 1996.

         Extraordinary expense. The Company used approximately $54 million of the net proceeds from the offering of the Notes to repay amounts outstanding under its term and revolving credit facility. The Company recorded an extraordinary loss of $1.8 million consisting of the write-off of deferred financing costs, related to the early retirement of this credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         In April 1997, Urohealth completed the sale of $110 million of its 12.5% Senior Subordinated Notes due 2004 (the "Notes") raising net proceeds of approximately $105 million. Urohealth used $54.2 million of the net proceeds from the offering to repay amounts outstanding under Urohealth's term and revolving credit facility. Concurrently with the consummation of the sale of the Notes, Urohealth entered into a new $50 million revolving credit facility with Urohealth's senior lender (the "Senior Credit Facility"). The Senior Credit Facility is secured by substantially all of the Company's assets and matures in March 2002. The Company is required to meet certain financial covenants under the Senior Credit Facility and available amounts under the revolving credit facility are based on eligible inventory and accounts receivable. The Company was not in compliance with certain financial covenants under its Senior Credit Facility for the quarter ended June 30, 1997, but was granted a waiver through September 15, 1997 by its senior lender that permits borrowings equal to the lesser of the $15.0 million and 80% of eligible accounts receivable under the facility. As of June 30, 1997, the Company's borrowing eligibility was approximately $13.4 million. The Company borrowed $5.0 million subsequent to June 30, 1997. As of June 30, 1997, Urohealth had working capital of approximately $30.5 million.

         The Company used $19.2 million of the proceeds from the sale of the Notes to purchase government securities (the "Pledged Securities") that have been pledged for the benefit of the holders of the Notes. The scheduled interest and principal payments on the Pledged Securities is an amount sufficient to pay when due the first three scheduled interest payments on the Notes. During fiscal 1998, the Company is obligated to repay at maturity approximately $5.8 million of notes and accrued interest assumed in the acquisition of Microsurge. In addition, the Company is obligated to pay $16.5 million to the former X-Cardia shareholders on or prior to October 3, 1997 relating to the achievement of the patent approval milestone.

         Approximately $5.5 million of Urohealth's restructuring charges are projected to be paid over the next 12 months. The long-term portion consists of redundant facility lease costs to be paid through 2003 and severance costs to be paid out over the next two years. The Company currently expects to pay these restructuring charges from cash flow from operations or from financing activities.

         The Company's capital expenditures for the three months ended June 30, 1997 were $3.1 million and relate primarily due to the acquisition of a building, the consolidation and expansion of manufacturing and upgrade of management information systems. Urohealth currently has a $2.7 million commitment for a corporate aircraft and anticipates capital expenditures, primarily for increased manufacturing capacity and information systems, for the next nine months will exceed $10.0 million.

         The Company is a holding company whose material assets consist primarily of the capital stock of its subsidiaries. Consequently, the Company is dependent upon dividends paid by its subsidiaries to pay the Company's debt obligations, including its obligations under the Notes and the Senior Credit Facility. Except for applicable restrictions under state corporate laws, there are currently no restrictions on any subsidiaries ability to pay dividends to the Company.

         Through June 30, 1997, Urohealth has continued to have negative cash flows from operations, primarily due to increases in operating losses, accounts receivable and inventories. Accounts receivable balances were approximately $4.8 million higher at June 30, 1997 primarily due to increased sales during the June quarter. Management anticipates further increases in accounts receivable in fiscal 1998, as sales volume increases and payment terms are possibly extended under a number of distribution agreements. Urohealth's inventory balances were $8.1 million higher at June 30, 1997 than at March 31, 1997 due to an increase in inventories to levels to support increased sales volumes. Urohealth expects further increases in inventories to support anticipated sales under group purchasing organization and distribution agreements. Cash used in operations totaled approximately $22.9 million for the three months ended June 30, 1997. The Company's operations have been funded primarily from the proceeds of debt and equity offerings.

         The Company believes currently available cash balances, amounts available under the Senior Credit Facility and funds generated from operations will provide adequate liquidity to finance its operations for the next twelve months. The Company's business strategy includes efforts to expand business operations through the acquisition of new products, product lines and businesses. Business acquisitions may continue to be financed through the issuance of shares of Urohealth's Common Stock and other financing activities. However, there can be no assurance that any such transactions will be consummated. Should Urohealth not be able to obtain such financing, Urohealth will be required to proceed with its planned expansion at a slower rate. Urohealth may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to Urohealth. In the absence of such financing the Company's ability to absorb adverse operating results or to fund capital expenditures on research and development, to respond to changes in business and economic conditions and to make future acquisitions may be adversely affected.

BUSINESS RISKS

         Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, dependence on new products, ability to manage growth, reliance on patents and proprietary rights, government regulation and required approvals, potential healthcare reform, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K, as amended, for fiscal 1997 which has been filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In July 1997, several complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering, requesting certification of a class action, alleging various violations of Federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All the suits are based on substantially the same facts and have been brought on behalf of purchasers of Common Stock of the Company during various periods between July 18, 1996 and July 1, 1997. No proceedings have taken place in any of the suits, and no provision for any liability that may result from the ultimate resolution of this matter has been included in the accompanying consolidated financial statements.

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

ITEM 2. CHANGES IN SECURITIES.

         On April 10, 1997, the Company completed the sale of its 12-1/2% Senior Subordinated Notes due 2004 (the "Notes"), and in connection with the sale issued to the purchasers of the Notes warrants to purchase Common Stock of the Company. The warrants are exercisable for an aggregate of 488,400 shares (or 996,600 shares, if certain EBITDA levels are not achieved for fiscal 1998). The warrants are exercisable at $9.50 per share on and after June 30, 1998, and the warrants expire on April 1, 2004.

         The Notes and related warrants (the "Units") were sold in a Rule 144A transaction to Bear, Stearns & Co Inc., as initial purchaser, which resold the Units to qualified institutional buyers and institutional accredited investors. The warrants were not separately sold but were included as part of a Unit with each $1,000 principal amount of notes purchased. The securities were sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933 contained in Rule 144A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

            Current Report on Form 8-K filed on April 28, 1997 reporting the sale of $110 million Senior Subordinated Notes.

            Current Report on Form 8-K filed on April 15, 1997 reporting the acquisition of Microsurge, Inc.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 1997.

                                        UROHEALTH Systems, Inc.,
                                        a Delaware corporation

                                        By: /s/ CHARLES A. LAVERTY
                                            -----------------------------------
                                            Charles A. Laverty
                                            Chief Executive Officer/
                                            Chairman of the Board

                                        By: /s/ JOSEPH T. ARTINO
                                            -----------------------------------
                                            Joseph T. Artino
                                            Assistant Treasurer (Acting
                                            Principal Financial Officer and
                                            Acting Principal Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit No.
-----------

27     Financial Data Schedule