Form 10-Q/A
period 1996-06-30
UROHEALTH SYSTEMS INC
filed 1997-09-02
CIK 873209

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


                                AMENDMENT NO. 2



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


        This Report on Form 10-Q/A is being filed to amend in its entirety the quarterly report on Form 10-Q, for the quarterly period ended June 30, 1996.

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

                             UROHEALTH SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except par value data)


                                                                              June 30          March 31
                                                                               1996             1996
                                                                             --------         --------
                                                                            (unaudited)
ASSETS
Current Assets :
     Cash and equivalents                                                    $  3,603         $  1,185
     Receivables, net of allowance for doubtful accounts of $1,512
        and $1,644 on June 30, 1996 and March 31, 1996, respectively           10,248            7,337
     Inventories                                                                8,999            5,705
     Prepaids and deposits                                                      2,063            1,685
     Deferred debt issuance costs                                                  --              614
                                                                             --------         --------
Total current assets                                                           24,913           16,526

Property and equipment, net                                                    11,598            8,132
Patents and intangibles, net of accumulated amortization of $2,212
     and $2,102 on June 30, 1996 and March 31, 1996, respectively               4,581            2,135
Deposits and other assets                                                         867              649
Deferred debt issuance costs                                                    4,940               --
Goodwill, net                                                                   7,240              393
                                                                             --------         --------
                                                                             $ 54,139         $ 27,835
                                                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable and accrued expenses                                   $ 10,298         $  9,455
     Restructuring accrual                                                        645            1,345
     Compensation and employee benefits                                         2,141            2,045
     Revolving lines of credit                                                     --            7,123
     Current portion of notes payable and capital leases                          872              286
                                                                             --------         --------
Total current liabilities                                                      13,956           20,254

Long-term liabilities:
     Notes payable                                                                 65              641
     Bank term loan                                                                --            6,000
     Capital leases                                                               181              211
     Convertible note                                                              --            1,284
     Deferred compensation                                                         28               28
     Other liabilities                                                            256              157
     Restructuring accrual, less current portion                                  797              823

Minority interest in consolidated subsidiary                                    1,090            1,073
Redeemable convertible preferred stock                                             --            3,554
Convertible subordinated debentures                                            34,300               --

Common Stockholders' Equity :
     Preferred stock, $.001 par value
         Authorized shares - 5,000,000
         Issued and outstanding shares - none                                      --               --
     Common stock - $0.001 par value
         Authorized - 20,000,000, Issued and outstanding - 14,355,066
         and 12,460,000, respectively                                              14               12
     Warrants                                                                   5,217            2,922
     Additional paid-in capital                                                65,367           55,050
     Deficit                                                                  (67,044)         (64,076)
     Foreign currency adjustment                                                  (88)             (98)
                                                                             --------         --------
          Total common stockholders' (deficit) equity                           3,466           (6,190)
                                                                             --------         --------
                                                                             $ 54,139         $ 27,835
                                                                             ========         ========



See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Unaudited, in thousands, except for per share amounts)




                                                                      Three Months Ended
                                                                June 30, 1996    June 30, 1995
                                                                -------------    -------------
Net sales                                                         $ 16,027         $ 12,707
Cost of sales                                                        5,249            4,276
                                                                  --------         --------

Gross profit                                                        10,778            8,431

Operating expenses:
     Selling, general and administrative                             9,106            9,597
     Research and development                                          343              547
     Merger and acquisition costs                                       --              851
                                                                  --------         --------
Total operating expenses                                             9,449           10,995

Income (loss) from operations                                        1,329           (2,564)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                                (18)             (15)
     Interest income                                                    51               44
     Interest expense                                                 (961)             (95)
     Other                                                              --              (62)
                                                                  --------         --------

Income (loss) before tax and extraordinary item                        401           (2,692)
Provision for income tax                                                --              317
                                                                  --------         --------

Income (loss) before extraordinary item                                401           (3,009)
Extraordinary item (early extinguishment of debt)                   (2,973)              --
                                                                  --------         --------
Net loss                                                          $ (2,572)        $ (3,009)
                                                                  ========         ========

Net loss per share:
     Income (loss) before extraordinary item                      $    401         $ (3,009)
     Dividends and accretion on redeemable convertible
       preferred stock                                                (398)             (45)
                                                                  --------         --------
     Income (loss) attributable to common stockholders
       before extraordinary item                                         3           (3,054)
     Extraordinary item                                             (2,973)              --
                                                                  --------         --------
     Net loss attributable to common stockholders                 $ (2,970)        $ (3,054)
                                                                  ========         ========
     Loss per share before extraordinary item                     $     --         $   (.27)
                                                                  ========         ========
     Net loss per share                                           $   (.22)        $   (.27)
                                                                  ========         ========
Weighted average number of shares used to compute
  net loss per share                                                13,442           11,473
                                                                  ========         ========



See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)




                                                                        Three Months Ended
                                                                  June 30, 1996    June 30, 1995
                                                                  -------------    -------------
Cash flows from operating activities:
     Net profit (loss)                                              $ (2,572)        $ (3,009)
     Non cash items included in net loss:
          Extraordinary expense                                        2,433               --
          Depreciation and amortization                                  511              501
          Deferred debt issue costs                                      271               --
          Accretion and accrued interest on convertible note              42               22
          Accrued dividend on preferred stock in subsidiary               17
          Loss on disposition of fixed asset                              --               31
          Provision for doubtful accounts                               (200)              --
          Other                                                           10               55
     Changes in operating assets:
          Receivables                                                 (2,119)          (1,370)
          Inventories                                                 (2,722)            (124)
          Prepaids and deposits                                         (597)             528
     Changes in operating liabilities:
          Accounts payable and accrued expenses                       (1,872)             991
          Compensation and employee benefits                              96               18
          Accrued dividend on preferred stock of subsidiary               --               44
          Other liabilities                                              (26)              --
          Accrued restructuring charges                                 (726)             (42)
                                                                    --------         --------
                  Net cash used in operating activities               (7,454)          (2,355)

Cash flows from investing activities:
     Purchase of property and equipment, net                          (3,584)            (870)
     Purchase of patents, net                                            (56)             (12)
     Asset purchase from O. R. Concepts                               (2,784)              --
     Proceeds from sale of investments                                    --              579
     Deposits and other assets                                            --               14
     Other                                                                --              (10)
                                                                    --------         --------
                  Net cash used in investing activities               (6,424)            (299)

Cash flows from financing activities:
     Deferred financing fees paid                                     (4,828)              --
     Issuance of common stock                                            787               28
     Issuance of redeemable convertible preferred stock                   --            1,500
     Proceeds from note payable                                           --              375
     Repayments on revolving line of credit                           (7,323)             965
     Repayments on bank term loan                                     (6,000)              --
     Proceeds from redeemable convertible debentures                  34,300               --
     Principal payments on capital leases and notes payable             (640)            (137)
                                                                    --------         --------
                  Net cash provided by financing activities           16,296            2,731
                                                                    --------         --------

Net increase in cash                                                   2,418               77
Cash, beginning of period                                              1,185            1,331
                                                                    --------         --------
Cash, end of period                                                 $  3,603         $  1,408
                                                                    ========         ========

Supplemental cash flow information:
     Cash paid for interest                                         $    313         $    136
                                                                    ========         ========
Non-cash transaction:
     Warrant issuance in connection with sale of
       convertible subordinated debentures                          $  1,415         $     --
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



This report on Form 10-Q/A is being filed to amend the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the quarterly period ended June 30, 1996. The results for the quarter ended June 30, 1996 have been amended to reflect the delayed recognition of revenue relating to the shipment of introductory products, reduction of overhead capitalized in inventory, and increased sales return allowances, which reduced net sales, cost of sales and gross profit by $865,000, $8,000 and $857,000, respectively. As a result of the restatement contained in this report, the Company is reporting a net loss for the three months ended June 30, 1996 of $(2.6) million or $(.22) per share, versus a net loss of $(1.7) million or $(.16) per share, which was reported in the originally filed report on Form 10-Q.


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


On July 5, 1996, Urohealth entered into an agreement to acquire all of the outstanding capital stock of Richard-Allan Medical Industries, Inc. ("Richard-Allan"), an Illinois corporation, in exchange for $27.5 million in cash and 2,084,691 shares of Urohealth common stock. Richard-Allan manufactures and markets surgical operating room supplies. In addition, the Company agreed to acquire the real estate on which the Richard-Allan facility is located from a partnership for $1.5 million of cash and a $3.0 million note for the balance of the purchase price. The acquisition closed in August 1996.


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

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


The following summarized, unaudited pro forma results of operations for the three months ended June 30, 1996 and 1995, assume the acquisitions occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):

                                                     1996        1995
                                                    -------     -------
Net sales                                           $22,734     $19,740
Net loss                                            $(4,937)    $(1,216)
Net loss per share                                  $  (.32)    $ (0.09)


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


3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).


                                      June 30            March 31
                                       1996                1996
                                      -------            --------
Finished Goods                        $ 3,574            $ 3,424
Raw Materials and Supplies              4,608              1,963
Work in Progress                          817                318
                                      -------            -------
                                      $ 8,999            $ 5,705
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


8.  LITIGATION

See Part II, Item 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This report on Form 10-Q/A is being filed to amend the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the quarterly period ended June 30, 1996. The results for the quarter ended June 30, 1996 have been amended to reflect the delayed recognition of revenue relating to the shipment of introductory products, reduction of overhead capitalized in inventory, and increased sales return allowances, which reduced net sales, cost of sales and gross profit by $865,000, $8,000 and $857,000, respectively. As a result of the restatement contained in this report, the Company is reporting a net loss for the three months ended June 30, 1996 of $(2.6) million or $(.22) per share, versus a net loss of $(1.7) million or $(.16) per share, which was reported in the originally filed report on Form 10-Q.




THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.





      Net Sales. For the quarter ended June 30, 1996, net sales of $16,027,000 were $3,320,000 or 26% higher than sales of $12,707,000 for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $4,100,554 or 44% to $13,506,000. Additionally, the Company shipped $865,000 of introductory products during the quarter ended June 30, 1996, which the Company expects to recognize as revenue as those products are modified to make minor enhancements and subsequently shipped back to customers.

      Gross Profit. For the quarter ended June 30, 1996, gross profit increased $2,347,000 or 28% over the same period in 1995. The gross margin percentage increased from 66% to 67% for the quarter ended June 30, 1996 largely due to sales growth in the Company's higher margin impotence product line which margin increases were partially offset by the cost of introductory products shipped during the quarter. Inventory carrying values were also adjusted for manufacturing variances incurred at the Company's incontinence division which had to increase production to meet growing product demand. These inventory adjustments had a negative impact on the gross margin by approximately 1%.


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


LIQUIDITY AND CAPITAL RESOURCES


Through July 1996, the Company's operations have been funded by the sale of equity securities in both public and private offerings, and debt financing. The Company had working capital of approximately $11.0 million at June 30, 1996, and has historically had negative cash flows from operations. On May 3, 1996, the Company entered into a $50.0 million securities purchase agreement, under which the Company received net proceeds of approximately $45.2 million, in exchange for 8.75% convertible subordinated debentures. The final closing on approximately $15.7 million of convertible subordinated debentures occurred on July 9, 1996. The debentures are convertible into Common Stock of the Company at $11.00 per share at the option of the

Company. Through June 30, 1996, the Company has used approximately $30.3 million of the net proceeds for the repayment of previous debt obligations, to complete two business acquisitions and to finance the Company's operations. The remaining cash reserves of the Company are approximately $9.0 million.


To finance the cash portion of the Richard-Allan acquisition, the Company obtained a $35 million bank credit facility. The facility will consist of a $20 million term loan and a $15 million revolving line of credit. The credit facility is secured by substantially all the assets of the Company. Additionally, the Company will be required to meet certain financial covenants. While management believes that the acquisition of Richard-Allan, pending the completion of the bank credit facility, is probable, there can be no assurances that financing of the cash portion of the purchase price will ultimately be available on terms acceptable to the Company.


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

(a)  Exhibits

     Exhibit 27  Financial Data Schedule


(b)  Reports on Form 8-K.

     Form 8-K/A - Amendment No. 1 to the Current Report on Form 8-K dated July 1, 1996

SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of August 1997.


                                             UROHEALTH Systems, Inc.
                                             a Delaware corporation




                                          By:  /s/ JOSEPH T. ARTINO
                                              ---------------------------------
                                              Joseph T. Artino
                                              Assistant Treasurer (Acting
                                              Principal Financial Officer and
                                              Acting Principal Accounting
                                              Officer)