Form 10-Q/A
period 1996-09-30
UROHEALTH SYSTEMS INC
filed 1997-09-02
CIK 873209

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                                     FORM 10-Q/A

                                   Amendment No. 1

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1996.


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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            5 CIVIC PLAZA SUITE 100, NEWPORT BEACH, CALIFORNIA 92660
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (714) 668-5858


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      The number of shares of Common Stock outstanding as of October 31, 1996 was 16,496,205.

      This Report on Form 10-Q/A is being filed to amend in its entirety the quarterly report on Form 10-Q, for the period ended September 30, 1996.

                                      INDEX

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 1996 and
              September 30, 1996                                                  3

              Condensed Consolidated Statements of Operations for the Three
              Months and Six Months Ended September 30, 1996 and 1995             4

              Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended September 30, 1996 and 1995                            5

              Notes to the Condensed Consolidated Financial Statements            6

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              13

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings                                                  16

      Item 6. Exhibits and Reports on Form 8-K                                   17

                             UROHEALTH SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except par value data)


                                                                               September 30      March 31
                                                                                   1996            1996
                                                                               ------------      --------
                                                                                (unaudited)
ASSETS
Current assets :
     Cash and equivalents                                                       $   1,511        $  1,185
     Receivables, net of allowance for doubtful accounts of $1,503
        and $1,644 on September 30, 1996 and March 31, 1996, respectively          14,817           7,337
     Inventories                                                                   17,209           5,705
     Prepaids and deposits                                                          4,063           1,685
     Income tax receivable                                                            377              --
     Deferred debt issuance costs                                                      --             614
                                                                                ---------        --------
Total current assets                                                               37,977          16,526

Property and equipment, net                                                        23,692           8,132
Patents and intangibles, net of accumulated amortization of $2,349
     and $2,102 on September 30, 1996 and March 31, 1996, respectively              4,490           2,135
Deposits and other assets                                                           1,415             649
Deferred debt issuance costs                                                        5,854              --
Goodwill                                                                           42,266             393
                                                                                =========        ========
                                                                                $ 115,694        $ 27,835
                                                                                =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                      $  14,075        $  9,455
     Restructuring accrual                                                          2,593           1,345
     Compensation and employee benefits                                             2,141           2,045
     Revolving lines of credit                                                     15,000           7,123
     Current portion of notes payable and capital leases                              310             286
                                                                                ---------        --------
Total current liabilities                                                          34,119          20,254

Long-term liabilities:
     Notes payable                                                                  6,023             641
     Bank term loan                                                                20,000           6,000
     Capital leases                                                                   150             211
     Convertible note                                                                  --           1,284
     Deferred compensation                                                             28              28
     Other liabilities                                                                113             157
     Restructuring accrual, less current portion                                    1,853             823

Minority interest in consolidated subsidiary                                        1,109           1,073
Convertible subordinated debentures                                                50,000              --
Redeemable convertible preferred stock                                                 --           3,554

Common stockholders' equity (deficit):
     Preferred stock, $.001 par value
         Authorized shares - 5,000,000
         Issued and outstanding shares - none                                          --              --
     Common stock - $0.001 par value
         Authorized - 50,000,000, Issued and outstanding - 16,495,205
         and 12,465,000, respectively                                                  16              12
     Warrants                                                                       5,217           2,922
     Additional paid-in capital                                                    93,177          55,050
     Deficit                                                                      (96,029)        (64,076)
     Foreign currency adjustment                                                      (82)            (98)
                                                                                ---------        --------
          Total common stockholders' (deficit) equity                               2,299          (6,190)
                                                                                ---------        --------
                                                                                $ 115,694        $ 27,835
                                                                                =========        ========

See accompanying notes.

                             UROHEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (Unaudited, dollars in thousands, except for per share amounts)

                                                                                Three Months Ended
                                                                     -----------------------------------------
                                                                     September 30, 1996     September 30, 1995
                                                                     ------------------     ------------------
Net sales                                                                 $ 20,064               $ 13,511
Cost of sales                                                                6,958                  4,825
                                                                          --------               --------
Gross profit                                                                13,106                  8,686

Operating expenses:
     Selling, general and administrative                                    10,689                 10,007
     Research and development                                                  611                    454
     Merger and acquisition costs                                               --                  1,058
     Write-off acquired incomplete research and development                 25,500                     --
     Restructuring charges                                                   4,000                     --
                                                                          --------               --------
Total operating expenses                                                    40,800                 11,519

Loss from operations                                                       (27,694)                (2,833)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                                        (18)                   (21)
     Interest income                                                            96                     30
     Interest expense                                                       (1,747)                  (132)
     Other                                                                      --                    (46)
                                                                          --------               --------
Loss before tax                                                            (29,363)                (3,002)
Provision (benefit) for income tax                                            (377)                   317
                                                                          --------               --------
Net loss                                                                   (28,986)                (3,319)
                                                                          ========               ========
Net loss per share:
     Loss before extraordinary item                                       $(28,986)              $ (3,319)
     Dividends and accretion on redeemable convertible
       preferred stock                                                          --                   (163)
                                                                          --------               --------
     Loss attributable to common stockholders before
      extraordinary item                                                   (28,986)                (3,482)
     Extraordinary item                                                         --                     --
                                                                          --------               --------
     Loss attributable to common stockholders                             $(28,986)              $ (3,482)
                                                                          ========               ========
     Loss per share before extraordinary item                             $  (1.88)              $   (.29)
                                                                          ========               ========
     Loss per share                                                       $  (1.88)              $   (.29)
                                                                          ========               ========
Weighted average number of shares used to compute
   net loss per share                                                       15,430                 11,807
                                                                          ========               ========



                                                                                  Six Months Ended
                                                                     ------------------------------------------
                                                                     September 30, 1996      September 30, 1995
                                                                     ------------------      ------------------
Net sales                                                                 $ 36,091                $ 26,218
Cost of sales                                                               12,207                   9,101
                                                                          --------                --------
Gross profit                                                                23,884                  17,117

Operating expenses:
     Selling, general and administrative                                    19,795                  19,604
     Research and development                                                  954                   1,001
     Merger and acquisition costs                                               --                   1,909
     Write-off acquired incomplete research and development                 25,500                      --
     Restructuring charges                                                   4,000                      --
                                                                          --------                --------
Total operating expenses                                                    50,249                  22,514

Loss from operations                                                       (26,365)                 (5,397)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                                        (36)                    (36)
     Interest income                                                           147                      74
     Interest expense                                                       (2,708)                   (227)
     Other                                                                      --                    (108)
                                                                          --------                --------
Loss before tax and extraordinary item                                     (28,962)                 (5,694)
Provision (benefit) for income tax                                            (377)                    634
                                                                          --------                --------
Loss before extraordinary item                                             (28,585)                 (6,328)
Extraordinary loss (early extinguishment of debt)                           (2,973)                     --
                                                                          --------                --------
Net loss                                                                  $(31,558)               $ (6,328)
                                                                          ========                ========
Net loss per share:
     Loss before extraordinary item                                       $(28,585)              $ (6,328)
     Dividends and accretion on redeemable convertible
       preferred stock                                                        (398)                  (208)
                                                                          --------               --------
     Loss attributable to common stockholders before
       extraordinary item                                                  (28,983)                (6,536)
     Extraordinary item                                                     (2,973)                  -
                                                                          --------               --------
     Loss attributable to common stockholders                             $(31,956)              $ (6,536)
                                                                          ========               ========
     Loss per share before extraordinary item                             $  (2.01)              $   (.56)
                                                                          ========               ========
     Net loss per share                                                   $  (2.21)              $   (.56)
                                                                          ========               ========
Weighted average number of shares used to compute
  net loss per share                                                        14,436                 11,628
                                                                          ========               ========


See accompanying notes.

                             UROHEALTH SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                              Six Months Ended
                                                                  ----------------------------------------
                                                                  September 30, 1996    September 30, 1995
                                                                  ------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $(31,558)            $(6,328)
     Non cash items included in net loss:
          Extraordinary loss on early extinguishment of debt               2,433                  --
          Write off of incomplete research and development                25,500                  --
          Depreciation and amortization                                    1,648               1,001
          Deferred debt issue costs                                          442                  36
          Accretion and accrued interest on convertible note                  42                  22
          Accrued dividend on preferred stock in subsidiary                   36                  --
          Provision for doubtful accounts                                   (300)                 --
          Other                                                               17                 317
     Changes in operating assets:
          Receivables                                                     (3,386)             (1,451)
          Income tax receivable                                             (377)                 --
          Inventories                                                     (9,604)               (909)
          Prepaids and deposits                                           (2,915)                667
     Changes in operating liabilities:
          Accounts payable and accrued expenses                           (3,926)              1,415
          Compensation and employee benefits                                  96                (432)
          Accrued dividend on preferred stock of subsidiary                   --                  62
          Other liabilities                                                 (169)                 --
          Accrued restructuring charges                                    2,278                 (55)
                                                                        --------             -------
               Net cash used in operating activities                     (19,743)             (5,655)

Cash flows from investing activities:
     Purchase of property and equipment, net                              (8,542)             (1,692)
     Purchase of patents, net                                               (102)                (22)
     Asset purchase from O. R. Concepts                                   (2,784)                 --
     Asset purchase from X-Med                                            (3,443)                 --
     Cash used to acquire Richard-Allan                                  (27,560)                 --
     Proceeds from sale of investments                                        --                 779
     Deposits and other assets                                                --                 (28)
     Other                                                                    --                 (69)
                                                                        --------             -------
          Net cash used in investing activities                          (42,431)             (1,032)

Cash flows from financing activities:
     Deferred financing fees paid                                         (5,913)                 --
     Issuance of common stock                                              1,099                  83
     Proceeds from note payable                                               --                 375
     Repayment of revolving line of credit                                (7,323)                 --
     Repayment of bank term loan                                          (6,000)                 --
     Proceeds from convertible subordinated debentures                    50,000                  --
     Principal payments on capital leases and notes payable               (4,363)               (255)
     Proceeds from revolving line of credit                               15,000               1,790
     Proceeds from term loan                                              20,000                  --
     Issuance of redeemable convertible preferred stock                       --               4,000
     Exercise of employee stock options                                       --                  42
                                                                        --------             -------
          Net cash provided by financing activities                       62,500               6,035
                                                                        --------             -------
Net (decrease) increase in cash                                              326                (652)
Cash, beginning of period                                                  1,185               1,331
                                                                        --------             -------
Cash, end of period                                                     $  1,511             $   679
                                                                        ========             =======
Supplemental cash flow information:
    Cash paid for interest                                              $  2,010             $   277
                                                                        ========             =======


See accompanying notes

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  INTERIM REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Urohealth Systems, Inc. and its subsidiaries ("UroHealth" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect business combinations accounted for using the pooling of interests method.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1996, its condensed consolidated results of operations for the three month and six month periods ended September 30, 1996 and September 30, 1995, and its condensed consolidated cash flows for the six month periods ended September 30, 1996 and September 30, 1995. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt, the related induced accretion as a result of the conversion of the convertible notes and redeemable convertible preferred stock, restructuring charges and the merger and acquisition costs identified in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the six month period ended September 30, 1996 are not necessarily indicative of those to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 1996, as filed with the Securities and Exchange Commission.


This report on Form 10-Q/A is being filed to amend the Condensed Consolidated Financial Statements of the Company which were included in the Company's quarterly report on Form 10-Q, for the quarterly period ended September 30, 1996. The results for the quarter ended September 30, 1996 have been amended to reflect the delayed recognition of revenue relating to the shipment of introductory product, reduction of overhead capitalized in inventory, and increased sales return allowances, which reduced net sales, cost of sales and gross profit by $1.3 million, $67,000 and $1.3 million, respectively. As a result of the restatement contained in this report, the Company is reporting a net loss for the three and six months ended September 30, 1996 of $(29.0) million or $(1.88) per share and $(32.0) million or $(2.21) per share, respectively, versus a net loss of $(27.7) million or $(1.80) per share and $(29.8) million or $(2.07) per share, respectively, which was reported in the originally filed report on Form 10-Q, for its second quarter.

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  INTERIM REPORTING  (CONTINUED)

BUSINESS COMBINATIONS

On June 5, 1996, Urohealth acquired certain assets of O.R. Concepts, Inc. pursuant to an Asset Purchase Agreement dated June 5, 1996 among Urohealth, O.R. Concepts, Inc., a Texas Corporation, and Vital Signs, Inc., a New Jersey Corporation. The acquired assets are used in the development, manufacture, and marketing of laparoscopic surgery products and accessories.

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

Under the terms of the agreement, Intermed was merged into Urohealth, Inc. (California), and each outstanding share of common stock of Intermed was converted into the right to receive 0.1242575 shares of Urohealth common stock, plus cash in the amount of $1.5 million was paid in exchange for all of the outstanding shares of Intermed common stock. The cash portion of the purchase price was funded using a portion of the proceeds from the sale of Urohealth's 8.75% convertible subordinated debentures issued May 13, 1996.

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

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  INTERIM REPORTING  (CONTINUED)

The total purchase price of the Richard-Allan acquisition, including direct acquisition costs and the cost of the related real estate, of $60.0 million was determined as follows (in millions):


Issuance of 2,081,916 shares of Urohealth Common Stock
   at $13.21 per share                                         $27.5
Cash                                                            29.0
Note payable                                                     3.0
Direct acquisition costs                                         0.5
                                                               -----
                                                               $60.0
                                                               =====

The cash and direct acquisition cost portions of the purchase price were financed with $30.0 million of borrowings under a new $35.0 million bank credit facility that consists of a $20.0 million term loan and a $15.0 million revolving line of credit. The remaining amounts under the new bank credit facility are available for general corporate purposes. The Company incurred $1.3 million of costs in connection with establishment of the new bank credit facility that will be treated as deferred debt issuance costs.

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

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1. INTERIM REPORTING  (CONTINUED)

The following summarized, unaudited pro forma results of operations for the three month and six month periods ended September 30, 1996 and 1995, reflects the O.R. Concepts, Intermed and Richard-Allan acquisitions as though they had occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):


                                Three Months Ended         Six Months Ended
                                  September 30               September 30
                               -------------------       --------------------
                                 1996        1995          1996        1995
                               --------    -------       --------     -------
Net sales                      $ 22,725    $20,217       $ 45,403     $39,681
Net loss                        (30,411)    (4,984)       (33,072)     (8,072)
Net loss per common share      $  (1.85)   $ (0.36)      $  (2.06)    $ (0.58)

2.  NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the calculation because they are anti-dilutive.

3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).

                                               September 30       March 31
                                                   1996             1996
                                                 -------           ------
Finished goods                                   $ 9,229           $3,424
Raw materials and supplies                         6,501            1,963
Work in progress                                   1,479              318
                                                 -------           ------
                                                 $17,209           $5,705
                                                 =======           ======

4.  DEBT

On July 9, 1996, the Company completed the last part of the issuance of $50.0 million of 8.75% convertible subordinated debentures (the "Debentures") and warrants to purchase 250,000 shares of the Company's common stock at $13.00 per share. The Debentures mature May 2006 and interest is payable quarterly in arrears. The warrants expire in five years.

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

The Debentures are convertible into common stock at $11.00 per share, subject to anti-dilution adjustments, are subordinate to all future senior borrowings and have voting rights on all matters on an "as converted" basis. The holders of the Debentures must approve any dividend, payment or other distribution to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company or any subsidiary other than the preferred stock issued by Urohealth-California.

The holders of the Debentures required that the Company induce the holders of the convertible debt and redeemable preferred stock to convert these securities into Urohealth common shares. This resulted in a charge to net loss attributable to common shareholders of $0.3 million or $0.02 per share for the six months ended September 30, 1996.

In connection with the financing, the Company incurred an extraordinary loss of $2.9 million in connection with the early retirement of bank debt of $16.5 million on May 13, 1996.

5. RESTRUCTURING

During the year ended June 30, 1995, the Company hired a new senior management team which adopted and implemented a restructuring plan (the Plan) under which it has refocused the Company's strategic direction. Under the Plan, the Company terminated or amended certain distribution, consulting and employment agreements. All significant restructuring charges were paid in cash during the 1995 calendar year. Through September 30, 1996, cash payments have reduced the components of the restructuring accrual to $0.1 million primarily relating the settlement of certain claims with the former Chief Executive Officer.

In December 1995, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. Under the Plan, the Company has eliminated approximately 70 manufacturing, engineering, and administrative personnel, and closed all operations at two

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

5. RESTRUCTURING (CONTINUED)

acquired facilities. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred during fiscal 1996 are summarized in the table below. Non-cash charges consist of the write-down of exiting assets to their estimated net realizable value. Reclassifications during the period relate to decreases in severance amounts payable to officers of acquired companies, offset by increases in estimates for facility closure costs including losses on sale of discontinued product lines and closure costs related to international operations of acquired companies. The remaining restructuring accrual at September 30, 1996 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash.


                                  Beginning                                                        Balance at
                                Restructuring     Non-Cash          Cash                          September 30
(in thousands)                     Accrual         Charges        Charges    Reclassifications        1996
--------------                  -------------     --------        -------    -----------------    ------------
Personnel reduction costs          $2,620          $    -          $1,813          $(730)             $ 77
Facility reduction costs            2,836           1,199           1,722            730               645
                                   ------          ------          ------          -----              ----
                                   $5,456          $1,199          $3,535          $  --              $722
                                   ======          ======          ======          =====              ====

In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations. This restructuring is expected to be completed within one year except for redundant facilities, lease costs and payments under certain severance agreements that may continue over their terms. The Company has provided a restructuring charge of $4.0 million, of which all are cash expenditures. This restructuring includes severance costs for approximately 17 employees, certain facility closures and elimination of other redundant selling and administrative costs. Although subject to future adjustment, management of the Company believes that restructuring reserves as of September 30, 1996 are adequate to complete the restructuring.



                                 Beginning                                                      Balance at
                               Restructuring     Non-Cash       Cash                           September 30
(in thousands)                    Accrual        Charges       Charges    Reclassifications        1996
--------------                 -------------     --------      -------    -----------------    ------------
Personnel reduction costs          $2,412          $ --          $160          $   --             $2,252
Facility reduction costs            1,588            --           253              --              1,335
                                   ------          ----          ----          ------             ------
                                   $4,000          $ --          $413          $   --             $3,587
                                   ======          ====          ====          ======             ======

                            UROHEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

6.  MINORITY INTEREST REDEMPTION

The Company has approved the redemption of the Series A Preferred Stock issued by Urohealth, Inc., a wholly owned subsidiary. The Board authorized the Company to redeem the remaining 203,000 shares of the Series A Preferred Stock at $5.00 per share plus a $0.25 premium and accrued interest, for a total consideration of $6.20 per share. The share repurchase will eliminate the accumulation of dividends which accrue at 7% per annum. It is anticipated that during the next quarter the Company will complete this transaction.

7.  INCOME TAXES

The Company recorded an income tax benefit in the amount of $0.4 million for the quarter ended September 30, 1996. The income tax benefit is recognized due to the availability of separate company operating losses which can be carried back to Osbon Medical Ltd.'s separate return years' taxable income resulting in refundable income taxes. The Company maintains its valuation allowance on remaining operating loss carryforwards since the realization of tax benefits on these carryforwards in not assured.

8.  CONTINGENCIES

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

9.  LITIGATION

See Part II, Item 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    This report on Form 10-Q/A is being filed to amend the Condensed Consolidated Financial Statements of the Company which were included in the Company's quarterly report on Form 10-Q, for the quarterly period ended September 30, 1996. The results for the quarter ended September 30, 1996 have been amended to reflect the delayed recognition of revenue relating to the shipment of introductory product, reduction of overhead capitalized in inventory, and increased sales return allowances, which reduced net sales, cost of sales and gross profit by $1.3 million, $67,000 and $1.3 million, respectively. As a result of the restatement contained in this report, the Company is reporting a net loss for the three and six months ended September 30, 1996 of $(29.0) million or $(1.88) per share and $(32.0) million or $(2.21) per share, respectively, versus a net loss of $(27.7) million or $(1.80) per share and $(29.8) million or $(2.07) per share, respectively, which was reported in the originally filed report on Form 10-Q, for its second quarter.


SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995.

    Net sales. For the six months ended September 30, 1996, net sales of $36.1 million were $9.9 million or 37.7% higher than sales of $26.2 million for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $6.8 million or 36% to $25.9 million. The recent purchase of Richard-Allan on August 19, 1996 increased revenues by approximately $3.1 million for the six months ended September 30, 1996. Additionally, the Company shipped $2.2 million of introductory products during the six months ended September 30, 1996, which the Company expects to recognized as revenue as those products are modified to make minor enhancements and subsequently shipped back to customers.

    Gross profit. For the six months ended September 30, 1996, gross profit increased $6.8 million or 40% over the same period in 1995. The gross margin percentage increased from 65% to 66% for the six months ended September 30, 1996 largely due to sales growth in the Company's higher margin impotence product lines and operational efficiencies as a result of consolidation of duplicate facilities, which margin increases and operational efficiencies were partially offset by the cost of introductory products shipped during the quarter ended June 30, 1996. Inventory carrying values were also adjusted for manufacturing variances incurred at the Company's incontinence division which had to increase production to meet growing product demand. These inventory adjustments had a negative impact on the gross margin by approximately 2%.

    Selling, general and administrative. Selling, general and administrative expenses for the six months ended September 30, 1996 increased $0.2 million or 0.01% over the same period in 1995. The Company's sales commissions increased in proportion to the increase in sales during the six months. Overall administrative costs during the six months ended September 30, 1996 decreased due to the Company's ability to reduce some of the duplicative costs associated with its acquisitions.

    Research and development. Research and development costs for the six months ended September 30, 1996 decreased $47,000 or 5% over the same period in 1995.

    Interest expense. Interest expense for the six months ended September 30, 1996 increased $2.5 million or 1,093% over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures to fund acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

    Net sales. For the quarter ended September 30, 1996, net sales of $20.1 million were $6.6 million or 49% higher than sales of $13.5 million for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $2.7 million or 28% to $12.4 million.

The recent purchase of Richard-Allan on August 19, 1996 increased revenues by approximately $3.1 million for the quarter ended September 30, 1996. Additionally, the Company shipped $1.3 million of introductory products during the quarter ended September 30, 1996, which the Company expects to recognize as revenue as those products are modified to make minor enhancements and subsequently shipped back to customers.

   Gross profit. For the quarter ended September 30, 1996, gross profit increased $4.4 million or 51% over the same period in 1995. The gross margin percentage increased from 64% to 65% for the quarter ended September 30, 1996 largely due to sales growth in the Company's higher margin impotence product line. Inventory carrying values were also adjusted for manufacturing variances incurred at the Company's incontinence division which had to increase production to meet growing product demand. These inventory adjustments had a negative impact on the gross margin by approximately 2.6%.

   Selling, general and administrative. Selling, general and administrative expenses for the quarter ended September 30, 1996 increased $0.7 million or 7% over the same period in 1995. The Company increased sales commissions as a result of the increase in sales during the quarter which contributed to increased administrative costs during the quarter ended September 30, 1996, as well as the increased selling, general and administrative as a result of the recent acquisition of Richard-Allan.

   Research and development. Research and development costs for the quarter ended September 30, 1996 increased $0.1 million or 35% over the same period in 1995 due to the Company's acquisition of Richard-Allan

   Interest expense. Interest expense for the quarter ended September 30, 1996 increased $1.6 million or 1,223% over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

Through September 1996, the Company's operations have been funded partially by the sale of equity securities in both public and private offerings and debt financing. The Company had working capital of approximately $3.9 million at September 30, 1996, and has historically had negative cash flows from operations. The Company completed the $50.0 million securities purchase agreement, under which the Company received net proceeds of approximately $45.2 million, in exchange for 8.75% convertible subordinated debentures. The debentures are convertible into Common Stock of the Company at $11.00 per share. Through September 30, 1996, the Company has used net proceeds for the repayment of previous debt obligations, to complete two business acquisitions and to finance the Company's operations.

To finance the cash portion of the Richard-Allan acquisition, the Company obtained a $35.0 million bank credit facility. The facility consists of a $20.0 million dollar term loan and a $15.0 million revolving line of credit. The credit facility is secured by substantially all the assets of the Company with the term of five years and to be at a rate of approximately 8.75% interest. Additionally, the Company is required to meet certain financial covenants.

Approximately $2.6 million of the Company's restructuring charges are projected to be paid over the next twelve months. The long-term portion consists of redundant facility lease costs to be paid out through 2003 and severance costs to be paid out over the next two years.

The Company has filed an S-3 Registrative Statement with the Securities and Exchange Commission to sell approximately 5.0 million shares of common stock,
2.5 million are being sold by the Company and 2.5 million by selling stockholders. The Company anticipates completing this transaction during the month of November 1996.

The Company's business strategy includes efforts to expand business operations through the acquisition of new products, product lines and businesses. The Company expects to use a portion of its cash balances or future debt or equity financings to make such future acquisitions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibit 10.1  -  Credit Agreement among UroHealth Systems, Inc. and Banque
                     Indosuez

    Exhibit 27    -  Financial Data Schedule


    Reports on Form 8-K

    Form 8-K   - Current Report dated July 15, 1996

    Form 8-K/A - Amendment No. 1 to the Current Report on Form 8-K dated
                 July 15, 1996

    Form 8-K/A - Amendment No. 2 to the Current Report on Form 8-K dated
                 July 15, 1996

SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of August, 1997.


                                    UROHEALTH Systems, Inc.
                                    a Delaware corporation


                                    By: /s/  Joseph T. Artino
                                        -------------------------------
                                        Joseph T. Artino
                                        Assistant Treasurer (Acting Principal
                                        Financial Officer and Acting Principal
                                        Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit No.
-----------

   27     --    Financial Data Schedule