Form 10-Q/A
period 1996-12-31
UROHEALTH SYSTEMS INC
filed 1997-09-02
CIK 873209

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

         This Report on Form 10-Q/A is being filed to amend in its entirety the quarterly report on Form 10-Q, for the period ended December 31, 1996.

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

                            UROHEALTH SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Unaudited in thousands, except par value data)


                                                                         December 31       March 31
                                                                            1996             1996
                                                                          ----------       ---------
                                                                                           (Audited)
Assets
Current assets:
     Cash and equivalents                                                 $  2,272         $ 1,185
     Receivables, net of allowance for doubtful accounts of $1,479
        and $1,644 on December 31, 1996 and March 31, 1996, respectively    20,080           7,337
     Inventories                                                            20,516           5,705
     Distributor inventories                                                 1,055              --
     Prepaids and deposits                                                   3,307           1,685
     Income tax receivable                                                     377               0
     Deferred debt issuance costs                                                0             614
                                                                          --------         -------
Total current assets                                                        47,607          16,526

Property and equipment, net                                                 24,785           8,132
Patents and intangibles, net of accumulated amortization of $2,489
     and $2,102 on December 31, 1996 and March 31, 1996, respectively        6,264           2,135
Deposits and other assets                                                    2,609             649
Deferred debt issuance costs                                                 5,727               0
Goodwill                                                                    42,081             393
                                                                          --------         -------
                                                                          $129,073         $27,835
                                                                          ========         =======
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                                $ 12,137         $ 9,455
     Restructuring accrual                                                   1,810           1,345
     Compensation and employee benefits                                      3,026           2,045
     Revolving lines of credit                                              16,500           7,123
     Current portion of notes payable and capital leases                       521             286
                                                                          --------         -------
Total current liabilities                                                   33,994          20,254

Long-term liabilities:
     Notes payable                                                           6,000             641
     Bank term loan                                                         13,500           6,000
     Capital leases                                                            152             211
     Convertible note                                                            0           1,284
     Deferred compensation                                                      29              28
     Other liabilities                                                          98             157
     Restructuring accrual, less current portion                             1,684             823

Minority interest in consolidated subsidiary                                 1,126           1,073
Redeemable convertible preferred stock                                           0           3,554
Convertible subordinated debentures                                         50,000               0

Common Stockholders' Equity:
     Common stock - $0.001 par value
         Authorized - 50,000,000, Issued and outstanding - 19,352,501
         and 12,465,000, respectively                                           19              12
     Warrants                                                                5,217           2,922
     Additional paid-in capital                                            113,204          55,050
     Accumulated deficit                                                   (95,909)        (64,076)
     Foreign currency adjustment                                               (41)            (98)
                                                                          --------         -------
          Total common stockholders' equity (deficit)                       22,490          (6,190)
                                                                          --------         -------
                                                                          $129,073         $27,835
                                                                          ========         =======

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (Unaudited in thousands, except per share data)




                                                                 Three Months Ended                  Nine Months Ended
                                                        December 31, 1996  December 31, 1995  December 31, 1996 December 31, 1995
                                                        -----------------  -----------------  ----------------- -----------------
Net Sales                                                    $26,995         $ 11,592            $ 63,086          $ 37,810
Costs of Sales                                                10,788            4,417              22,995            13,518
                                                             -------         --------            --------          --------
Gross profit                                                  16,207            7,175              40,091            24,292

Operating expenses:
     Selling, general and administrative                      12,742           12,712              32,537            32,316
     Research and development                                  1,195              455               2,149             1,456
     Merger and acquisition costs                                  -            3,429                   -             5,338
     Write-off of purchased research and development               -                -              25,500                 -
     Restructuring charges                                         -            5,456               4,000             5,456
                                                             -------         --------            --------          --------
Total operating expenses                                      13,937           22,052              64,186            44,566

Income (loss) from operations                                  2,270          (14,877)            (24,095)          (20,274)

Other income (expense):
     Minority interest consisting of accrued dividends
       on preferred stock of subsidiary                          (18)             (18)                (54)              (54)
     Interest income                                              93               12                 240                86
     Interest expense                                         (2,226)            (268)             (4,934)             (495)
     Other                                                         -               10                   -               (98)
                                                             -------         --------            --------          --------

Income (loss) before tax and extraordinary item                  119          (15,141)            (28,843)          (20,835)
Provision (benefit) for income tax                                 -               14                (377)              648
                                                             -------         --------            --------          --------
Income (loss) before extraordinary item                          119          (15,155)            (28,466)          (21,483)
Extraordinary item (early extinguishment of debt)                  -                -              (2,973)                -
                                                             -------         --------            --------          --------
Net income (loss)                                            $   119         $(15,155)           $(31,439)         $(21,483)
                                                             =======         ========            ========          ========
Net income (loss) per share:
     Income (loss) before extraordinary item                 $   119         $(15,155)           $(28,466)         $(21,483)
     Dividends and accretion on redeemable convertible
       preferred stock                                             -             (119)               (398)             (327)
                                                             -------         --------            --------          --------
    Income (loss) attributable to common stockholders
      before extraordinary item                                  119          (15,274)            (28,864)          (21,810)
    Extraordinary item                                             -                -              (2,973)                -
                                                             -------         --------            --------          --------
    Income (loss) attributable to common stockholders        $   119         $(15,274)           $(31,837)         $(21,810)
                                                             =======         ========            ========          ========
    Net Income (loss) per share before extraordinary item    $   .01         $  (1.24)           $  (1.85)         $  (1.77)
                                                             =======         ========            ========          ========
    Net income (loss) per share                              $   .01         $  (1.24)           $  (2.04)         $  (1.77)
                                                             =======         ========            ========          ========
Weighted average number of shares used to compute
  net income (loss) per share                                 18,782           12,316              15,595            12,306
                                                             =======         ========            ========          ========



                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)

                                                                           Nine Months Ended
                                                                 December 31, 1996  December 31, 1995
                                                                 -----------------  -----------------
Cash flows from operating activities:
     Net loss                                                         $(31,439)         $(21,483)
     Non cash items included in net loss:
          Extraordinary expense                                          2,433                 -
          Write off of purchased research and development               25,500                 -
          Depreciation and amortization                                  3,075             1,937
          Deferred debt issue costs                                        569               212
          Accretion and accrued interest on convertible note                42                22
          Accrued dividend on preferred stock in subsidiary                 54                81
          Inventory reserve allowance                                        -               692
          Deferred income taxes                                              -               124
          Provision for doubtful accounts                                 (300)            1,184
          Retired assets due to restructuring                                -               133
          Other                                                             58              (151)
     Changes in operating assets, net of assets acquired:
          Receivables                                                   (8,645)           (1,068)
          Income tax receivable                                           (377)                -
          Inventories                                                  (13,966)             (880)
          Prepaids and deposits                                         (3,353)              517
     Changes in operating liabilities, net of liabilities acquired:
          Accounts payable and accrued expenses                         (6,104)            3,488
          Compensation and employee benefits                               981               542
          Other liabilities                                               (184)              180
          Accrued restructuring charges                                  1,326             3,670
                                                                      --------          --------
         Net cash used in operating activities                         (30,330)          (10,800)

Cash flows from investing activities:
     Purchase of property and equipment                                (13,404)           (2,629)
     Purchase of patents                                                (1,150)              (40)
     Payments for acquisitions of businesses, net of cash acquired     (33,880)                -
     Proceeds from sale of investments                                       -             1,599
                                                                      --------          --------
         Net cash used in investing activities                         (48,434)           (1,070)

Cash flows from financing activities:
     Deferred financing fees paid                                       (5,913)                -
     Issuance of common stock                                            1,129               263
     Secondary Offering of common stock, net of issuance costs          19,131                 -
     Proceeds from note payable                                          2,977                 -
     Proceeds from revolving line of credit                             15,000             1,640
     Proceeds from bank term loan                                       13,500             6,000
     Proceeds from redeemable convertible debentures                    50,000                 0
     Repayment of revolving line of credit                              (5,823)             (257)
     Repayment of bank term loan                                        (6,000)                -
     Principal payments on capital leases and notes payable             (4,150)             (577)
     Issuance of redeemable convertible preferred stock                      -             4,000
                                                                      --------          --------
         Net cash provided by financing activities                      79,851            11,069
                                                                      --------          --------

Net increase (decrease) in cash                                          1,087              (801)
Cash, beginning of period                                                1,185             1,331
                                                                      --------          --------
Cash, end of period                                                   $  2,272          $    530
                                                                      ========          ========
Supplemental cash flow information:

     Cash paid for interest                                           $  3,923          $    545
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

This report on Form 10-Q/A is being filed to amend the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q, for the quarterly period ended December 31, 1996. The results for the quarter ended December 31, 1996 have been amended to reflect the delayed recognition of revenues relating to distributor initial stocking orders, the delayed recognition of revenue relating to the shipment of introductory products, reduction of overhead capitalized in inventory, and increased sales return allowances, which reduced net sales, cost of sales and gross profit by $2.7 million, $123,000 and $2.6 million, respectively. As a result of the restatements contained in this report, the Company is reporting net income
(loss) for the three months and nine months ended December 31, 1996 of $119,000 or $.01 per share and $(31.4) million or $(2.04) per share, respectively, versus net income (loss) of $2.7 million or $.15 per share and $(26.7) million or $(1.74) per share, respectively, which was reported in the originally filed report on Form 10-Q, for its third quarter.

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

The following summarized, unaudited pro forma results of operations for the nine months ended December 31, 1996 and 1995, reflects the acquisitions as though they had occurred as of the beginning of the respective periods (dollars in thousands except per share amounts):

                                                Nine Months Ended
                                                   December 31,
                                              -----------------------
                                               1996            1995
                                              -------         -------
Net sales                                     $ 72,389        $46,293
Net loss                                       (33,064)        (9,797)
Net loss per common share                     $  (2.28)       $ (0.59)

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

3.  INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).


                                                             December 31,              March 31,
                                                                1996                     1996
                                                             -----------               ---------
Finished goods                                                $11,359                    $3,424
Raw materials and supplies                                      7,545                     1,963
Work in progress                                                1,612                       318
                                                              -------                    ------
                                                              $20,516                    $5,705
                                                              =======                    ======
Distributor inventories                                       $ 1,055                    $   --
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

                            UROHEALTH SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                (Unaudited)

9.  LITIGATION

See Part II, Item 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This report on Form 10-Q/A is being filed to amend the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q, for the quarterly period ended December 31, 1996. The results for the quarter ended December 31, 1996 have been amended to reflect the delayed recognition of revenues relating to distributor initial stocking orders, the delayed recognition of revenue relating to the shipment of introductory products, reduction of overhead capitalized in inventory, and increased sales return allowances, which reduced net sales, cost of sales and gross profit by $2.7 million, $123,000 and $2.6 million, respectively. As a result of the restatements contained in this report, the Company is reporting net income (loss) for the three months and nine months ended December 31, 1996 of $119,000 or $.01 per share and $(31.4) million or $(2.04) per share, respectively, versus net income (loss) of $2.7 million or $.15 per share and $(26.7) million or $(1.74) per share, respectively, which was reported in the originally filed report on Form 10-Q, for its third quarter.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995.

    Net sales. For the nine months ended December 31, 1996, net sales of $63.1 million were $25.3 million or 67% higher than sales of $37.8 million for the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased $13.8 million or 48% to $42.7 million. The recent purchase of Richard-Allan on August 19, 1996 also increased revenues by approximately $9 million for the nine months ended December 31, 1996. Additionally, the Company shipped $2.4 million of introductory products and $2.5 million of distributor initial stocking orders during the nine months ended December 31, 1996. Revenues from these initial stocking orders are expected to be recognized in fiscal 1998. Introductory product shipments will be recognized as revenue as those products are modified to make minor enhancements and subsequently shipped back to customers.

    Gross profit.   For the nine months ended December 31, 1996, gross profit
increased $15.8 million or 65% over the same period in 1995. The gross margin percentage remained flat at 64% for the nine months ended December 31, 1996. While sales growth in the Company's higher margin impotence product lines boosted gross profits these higher margins were offset by the cost of introductory products shipped as well as redundant manufacturing costs resulting from the Company's consolidation efforts at its manufacturing facilities. Inventory carrying values were also adjusted for manufacturing variances incurred at the Company's incontinence division and Costa Mesa manufacturing facility both of which had to increase production operations to meet growing product demand. These inventory adjustments had a negative impact on the gross margin by approximately 4%.

    Selling, general and administrative.   Selling, general and administrative
expenses for the nine months ended December 31, 1996 were at a comparable level for the same period in 1995. Over the nine months ended December 31, 1996, the Company was able to reduce duplicative expenses arising from acquisitions through its implementation of the various restructuring plans. As a percentage of net sales, selling, general and administrative expenses have decreased to 52% for the nine months ended December 31, 1996 from 85% for the corresponding period of 1995. As the Company is becoming more efficient, selling, general and administrative expenses are becoming smaller as a percentage of net sales.

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

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

    Net sales. For the quarter ended December 31, 1996, net sales increased by $15.4 million or 133% over the same period in 1995. This increase was largely due to higher sales of the Company's impotence products which increased by $6.9 million or 70%. The acquisition of Richard-Allan increased revenues for the quarter by approximately $6 million. Additionally, the Company shipped
$2.5 million of distributor initial stocking orders and $224,000 of introductory products during the quarter ended December 31, 1996. Revenues from these initial stocking orders are expected to be recognized in fiscal 1998. Introductory product shipments will be recognized as revenue as those products are modified to make minor enhancements and subsequently shipped back to customers.

   Gross profit. For the quarter ended December 31, 1996, gross profit increased by $9.0 million over the same period in 1995. The gross margin percentage decreased from 62% to 60% for the quarter ended December 31, 1996 largely due to redundant manufacturing costs resulting from the Company's consolidation efforts at its manufacturing locations. Inventory carrying values were also adjusted for manufacturing variances incurred at the Company's incontinence division and Costa Mesa manufacturing facility both of which had to increase production to meet growing product demand. These inventory adjustments had a negative impact on the gross margin by approximately 6%.

    Selling, general and administrative.   Selling, general and administrative
expenses for the quarter ended December 31, 1996 were comparable to the same period in 1995. As a percent of net sales, selling, general and administrative expenses have decreased to 47% for the three months ended December 31, 1996 compared to 110% for the three months ended December 31, 1995.

    Research and development.   Research and development costs for the quarter
ended December 31, 1996 increased $0.7 million over the same period in 1995 due to the Company devoting additional resources to develop new products for its gynecological and visualization product lines.

    Interest expense.   Interest expense for the quarter ended December 31,
1996 increased $2.0 million over the same period in 1995, primarily due to increased borrowings on term loans, lines of credit and the issuance of the convertible subordinated debentures in the previous quarter.


LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 1996 the Company has continued to have negative cash flow from operations, primarily due to increases in accounts receivable and inventories. These increases in working capital components are primarily attributed to the Company's increased sales growth. Cash used by operations totaled $30.3 million for the nine months ended December 31, 1996. During this period, the Company's operations have been funded primarily from the proceeds of debt and equity offerings, including the sale of $50 million of convertible subordinated debentures and the sale of 2,684,000 shares of the Company's common stock. As of December 31, 1996, the Company had working capital of $13.6 million.

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

                                         UROHEALTH Systems, Inc.
                                         a Delaware corporation


                                      By: /s/  JOSEPH. T. ARTINO
                                          -------------------------------
                                          Joseph T. Artino
                                          Assistant Treasurer (Acting
                                          Principal Financial Officer and
                                          Acting Principal Accounting Officer)