Form 10-K/A
period 1997-03-31
UROHEALTH SYSTEMS INC
filed 1997-09-02
CIK 873209

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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


     This Amendment No. 2 is being filed to amend Part IV information.

================================================================================

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Company are included herein:

                                                                                        PAGE OR
                                                                                        METHOD
                                                                                       OF FILING
                                                                                       ---------
(a)(1)     Consolidated Financial Statements
           (1)  Report of Independent Auditors -- Ernst & Young LLP................       F-2
           (2)  Report of Coopers & Lybrand L.L.P. ................................       F-3
           (3)  Independent Auditors' Reports of KPMG Peat Marwick LLP.............       F-4
           (4)  Consolidated Balance Sheets at March 31, 1996 and 1997.............       F-5
           (5)  Consolidated Statements of Operations for the year ended June 30,
                1995, for the nine months ended March 31, 1996 and for the year
                ended March 31, 1997...............................................       F-6
           (6)  Consolidated Statements of Common Stockholders' Equity (Deficiency)
                for the year ended June 30, 1995, for the nine months ended March
                31, 1996, and for the year ended March 31, 1997....................       F-7
           (7)  Consolidated Statements of Cash Flows for the year ended June 30,
                1995, for the nine months ended March 31, 1996 and for the year
                ended March 31, 1997...............................................       F-8
           (8)  Notes to Consolidated Financial Statements.........................       F-9

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


                                                                                        PAGE
                                                                                        ----
UROHEALTH SYSTEMS, INC.

Reports of Independent Auditors.......................................................  F-2
Consolidated Balance Sheets as of March 31, 1996 and 1997.............................  F-5
Consolidated Statements of Operations for the year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997...................  F-6
Consolidated Statements of Common Stockholders' Equity (Deficiency) for the year ended
  June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March
  31, 1997............................................................................  F-7
Consolidated Statements of Cash Flows for the year ended June 30, 1995, for the nine months ended March 31, 1996 and for the year ended March 31, 1997...................  F-8
Notes to Consolidated Financial Statements............................................  F-9

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
UROHEALTH Systems, Inc.


     We have audited the accompanying consolidated balance sheets of UROHEALTH Systems, Inc. as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. We did not audit the financial statements of Microsurge, Inc., a wholly-owned subsidiary, as of March 31, 1996 and 1997 and for the year ended December 31, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997 and of Dacomed Corporation, a wholly-owned subsidiary, for the year ended June 24, 1995, which statements reflect total assets constituting 16.5% and 3.9% of consolidated total assets as of March 31, 1996 and 1997, respectively, and net sales constituting 27%, 8%, and 8% of consolidated net sales for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.


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

                                          /s/ KPMG PEAT MARWICK LLP

Minneapolis, Minnesota
October 10, 1995

                            UROHEALTH SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                 UNAUDITED
                                                                           MARCH 31,             PRO FORMA
                                                                     ----------------------      MARCH 31,
                                                                       1996         1997           1997
                                                                     --------     ---------     -----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS (NOTE 5)

Current assets:
  Cash and equivalents............................................   $  3,345     $   2,591      $  34,007
  Short-term investments..........................................        243            --             --
  Receivables, net of allowance for doubtful accounts of $1,744
    and $1,896 in 1996 and 1997, respectively.....................      8,074        17,272         17,272
  Income tax receivable...........................................         --           377            377
  Advances to officers............................................         --           114            114
  Inventories.....................................................      6,702        20,945         20,945
  Distributor inventories.........................................         --         6,307          6,307
  Prepaid expenses................................................      1,715         2,278          2,278
  Deferred debt issuance costs....................................        614            --             --
                                                                     --------     ---------      ---------
Total current assets..............................................     20,693        49,884         81,300
Restricted cash...................................................         96            48         19,228
Receivables -- long term..........................................         --         2,722          2,722
Property and equipment, net.......................................      9,084        26,035         26,035
Patents and intangibles, net of accumulated amortization of $2,102
  and $2,646 in 1996 and 1997, respectively.......................      2,401         6,285          6,285
Loans to officers.................................................         --           550            550
Deposits and other assets.........................................        688         2,232          2,232
Deferred debt issuance costs......................................         --         5,986          9,305
Goodwill..........................................................        393        43,417         43,417
                                                                     --------     ---------      ---------
                                                                     $ 33,355     $ 137,159      $ 191,074
                                                                     ========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued liabilities........................   $ 10,541     $  20,882      $  20,882
  Compensation and employee benefits..............................      2,042         3,250          3,250
  Restructuring liabilities.......................................      1,345         6,192          6,192
  Short-term debt.................................................      9,549        14,518          5,268
  Current portion of long-term debt...............................        546         3,328          3,328
                                                                     --------     ---------      ---------
Total current liabilities.........................................     24,023        48,170         38,920
Long-term liabilities:
  Long-term debt..................................................      8,272        98,292         53,292
  Senior subordinated notes, net of discount......................         --            --        108,278
  Restructuring liabilities, less current portion.................        823           822            822
  Other liabilities...............................................        185         4,149          4,149
Commitments and contingencies (Notes 1, 7 and 15)
Minority interest in consolidated subsidiary......................      1,073           237            237
Redeemable convertible preferred stock............................      3,554            --             --
Common stockholders' equity (deficiency):
  Preferred stock, $0.001 par value Authorized shares -- 5,000,000
    Issued and outstanding shares -- none.........................         --            --             --
  Common stock, $0.001 par value
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 15,230,000 and 23,807,000, at
      March 31, 1996 and 1997, respectively.......................         15            24             24
  Warrants........................................................      3,000         5,359          7,080
  Additional paid-in capital......................................     75,975       150,468        150,468
  Foreign currency translation adjustment.........................        (98)          (14)           (14)
  Deficit.........................................................    (83,467)     (170,348)      (172,182)
                                                                     --------     ---------      ---------
Total common stockholders' equity (deficiency)....................     (4,575)      (14,511)       (14,624)
                                                                     --------     ---------      ---------
                                                                     $ 33,355     $ 137,159      $ 191,074
                                                                     ========     =========      =========


                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                           JUNE 30,       MARCH 31,      MARCH 31,
                                                             1995           1996            1997
                                                          ----------     -----------     ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................................   $ 49,250       $  42,953       $ 90,695
Cost of sales...........................................     18,529          14,964         41,083
                                                           --------        --------       --------
Gross profit............................................     30,721          27,989         49,612

Operating expenses:
  Selling, general and administrative...................     41,057          37,056         57,691
  Research and development..............................      5,406           2,777          4,997
  Restructuring charges.................................      1,200           5,456         12,000
  Write-off of purchased research and development.......      5,312              --         47,232
  Direct acquisition costs..............................        851           4,232          3,600
  Settlement of litigation..............................        300              --             --
                                                           --------        --------       --------
Total operating expenses................................     54,126          49,521        125,520
                                                           --------        --------       --------
Loss from operations....................................    (23,405)        (21,532)       (75,908)

Other income (expense):
  Minority interest consisting of accrued dividends on
     preferred stock of subsidiary......................        (78)            (55)           (25)
  Interest income.......................................        394             101            339
  Interest expense......................................       (367)         (1,059)        (8,143)
  Other.................................................          5             (48)            --
                                                           --------        --------       --------
Loss before taxes and extraordinary item................    (23,451)        (22,593)       (83,737)
Provision (benefit) for income taxes....................      1,386             431           (227)
                                                           --------        --------       --------
Loss before extraordinary item..........................    (24,837)        (23,024)       (83,510)
Extraordinary item (early extinguishment of debt).......         --              --         (2,973)
                                                           --------        --------       --------
Net loss................................................   $(24,837)      $ (23,024)      $(86,483)
                                                           ========        ========       ========

Net loss per share:
  Loss before extraordinary item........................   $(24,837)      $ (23,024)      $(83,510)
  Dividends and accretion on redeemable convertible
     preferred stock....................................        (45)           (579)          (398)
                                                           --------        --------       --------
  Loss attributable to common stockholders before
     extraordinary item.................................    (24,882)        (23,603)       (83,908)
  Extraordinary item....................................         --              --         (2,973)
                                                           --------        --------       --------
  Net loss attributable to common stockholders..........   $(24,882)      $ (23,603)      $(86,881)
                                                           ========        ========       ========
  Loss per share before extraordinary item..............   $  (1.70)      $   (1.58)      $  (4.31)
                                                           ========        ========       ========
  Net loss per share....................................   $  (1.70)      $   (1.58)      $  (4.47)
                                                           ========        ========       ========
Weighted average number of shares used to compute net
  loss per share........................................     14,672          14,980         19,453
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
                                           ======   ========    ======      ========   =========      =====      ========

                            See accompanying notes.

                            UROHEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEAR ENDED     NINE MONTHS ENDED     YEAR ENDED
                                                           JUNE 30,          MARCH 31,         MARCH 31,
                                                             1995              1996               1997
                                                          ----------     -----------------     ----------
OPERATING ACTIVITIES
Net loss................................................   $(24,837)         $ (23,024)         $(86,483)
Noncash items included in net loss:
  Extraordinary item....................................         --                 --             2,433
  Write-off of purchased research and development.......      5,312                 --            40,982
  Depreciation and amortization.........................      3,090              1,715             5,272
  Loss on retirement/write-off of assets................         61                664               347
  Deferred income taxes.................................         50               (152)               --
  Amortization of deferred debt issuance costs..........         --                637               813
  Provision for doubtful accounts.......................        134              1,126               (39)
  Accretion and accrued interest on convertible notes...         --                 15               445
  Accrued dividends on preferred stock of subsidiary....         78                 55                25
Changes in operating assets and liabilities.............      3,252              2,070           (18,801)
                                                           --------           --------          --------
Net cash used in operating activities...................    (12,860)           (16,894)          (55,006)
INVESTING ACTIVITIES
Purchases of investments................................     (4,363)            (1,502)               --
Sale of investments.....................................     10,433              2,282               243
Purchases of property and equipment, net................     (3,645)            (3,033)          (12,277)
Payments for acquisition of businesses, net of cash
  acquired..............................................         --                 --           (38,161)
Proceeds from disposal of property and equipment........          5                788                --
Purchases of technology.................................       (605)              (333)           (1,207)
Decrease in restricted cash.............................         --                 --                48
Note receivable from related party......................        (60)                --                --
Loans and advances to officers..........................         --                 --              (664)
                                                           --------           --------          --------
Net cash provided by (used in) investing activities.....      1,765             (1,798)          (52,018)
FINANCING ACTIVITIES
Issuance of common shares...............................        748                 --               359
Secondary offering of common stock......................         --                 --            18,817
Exercise of stock options and warrants..................         16                709             1,436
Issuance of preferred stock by subsidiary...............      3,331              1,831                --
Issuance of equity securities by pooled company.........      4,149              4,149                --
Issuance of warrants....................................         --                670                --
Proceeds from long-term debt............................      1,888              7,913           110,184
Revolving lines of credit, net..........................        256              5,433             1,977
Principal payments on long-term debt....................       (984)              (868)          (19,888)
Deferred debt issuance costs............................         --               (130)           (6,615)
                                                           --------           --------          --------
Net cash provided by financing activities...............      9,404             19,707           106,270
                                                           --------           --------          --------
Net increase (decrease) in cash and equivalents.........     (1,691)             1,015              (754)
Cash and equivalents, beginning of year.................      4,520              2,330             3,345
                                                           --------           --------          --------
Cash and equivalents, end of year.......................   $  2,829          $   3,345          $  2,591
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

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)
     The results of operations previously reported by the Company, including Osbon, Advanced, Dacomed, and Allstate, and those of Microsurge included in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                     NINE MONTHS
                                                      YEAR ENDED        ENDED        YEAR ENDED
                                                       JUNE 30,       MARCH 31,      MARCH 31,
                                                         1995           1996            1997
                                                      ----------     -----------     ----------
    Net sales:
      Osbon.......................................     $ 25,767       $  23,653       $
      Advanced....................................        2,231           1,223
      Dacomed.....................................        9,300           8,017
      Allstate....................................        2,275           1,798
      Urohealth...................................        5,880           4,950         83,679
                                                       -------------------------
         As previously reported...................       45,453          39,641
      Microsurge..................................        3,797           3,312          7,584
      Consolidation adjustment....................           --              --           (568)
                                                       --------        --------       --------
         Combined.................................     $ 49,250       $  42,953       $ 90,695
                                                       ========        ========       ========
    Net income (loss):
      Osbon.......................................     $  2,035       $     530       $
      Advanced....................................      (12,283)         (2,408)
      Dacomed.....................................         (692)         (1,310)
      Allstate....................................          (42)           (623)
      Urohealth...................................       (7,524)        (14,185)       (79,146)
                                                       -------------------------
         As previously reported...................      (18,506)        (17,996)
      Microsurge..................................       (6,331)         (5,028)        (7,337)
                                                       --------        --------       --------
         Combined.................................     $(24,837)      $ (23,024)      $(86,483)
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


     During the year ended March 31, 1997, in transactions accounted for as purchases, the Company acquired: Richard-Allan Medical Industries, Inc. (Richard-Allan); X-Cardia Corporation (X-Cardia); The Intermed Group (Intermed); certain assets from O.R. Concepts, Inc. (O.R. Concepts) and three other immaterial businesses. Richard-Allan and the O.R. Concepts assets; are engaged in the development, manufacture and marketing of surgical products and supplies; X-Cardia is developing cardiac monitoring products; and Intermed develops, manufactures and markets disposable medical products. The aggregate initial purchase price for these entities, including direct acquisition costs, was $39.7 million in cash, $3.0 million in debt, and 3,622,000 shares of the Company's common stock valued at $44.0 million. In allocating the total purchase price for these acquisitions, it was determined that acquired in-process research and development costs aggregating $37.0 million related to the Richard-Allan and X-Cardia acquisitions should be immediately expensed and the balance of the total purchase price for all of the transactions allocated to the fair value of the net assets acquired, including $44.6 million which was assigned to goodwill and relates to all transactions, except X-Cardia, that is being amortized over a period of 25 years. Independent valuations were obtained in connection with the Richard-Allan and X-Cardia acquisitions and were used as aids in the allocation of the purchase price for these entities. The Company agreed to make additional payments in connection with the X-Cardia acquisition of up to $21 million upon achievement of clinical and patent approval milestones. There can be no assurance that the milestones will be achieved. In addition, the Company is obligated to pay a percentage of sales for a four-year period after commercial introduction of the first product using the acquired X-Cardia technology.


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

     Prior year business combinations accounted for as purchases include Laparomed Corporation, which was acquired by Advanced on July 27, 1994 in exchange for 236,000 shares of the Advanced common stock and Urohealth of Kentucky, Inc., which was acquired by the Company on March 17, 1995 in exchange for 25,000 shares of the Company's common stock and assumption of debt aggregating $137,000. The pro forma

                            UROHEALTH SYSTEMS, INC.

1. DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED) effect of these acquisitions is immaterial. The consolidated results of operations for the fiscal year ended June 30, 1995, included approximately $1,665,000 of expenses related to the relocation of Laparomed's operations and employee termination costs.

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

2. SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition


     Revenue from sales of manufactured products is generally recognized upon the dates of shipment to customers. Revenue from sales of certain introductory products containing return privileges where the amount of future returns cannot be reasonably estimated is recognized upon acceptance by the customer after date of shipment. With respect to certain distributor initial stocking orders shipped during 1997 to new distributors, the Company will recognize revenue on those orders upon establishment of a sales and payment history by those distributors, thereby establishing that collection of the sales price is reasonably assured.



     The Company grants its distributors limited stock balancing rights whereby inventory previously purchased may be returned for credit against purchases of other Company products. It also generally provides the ultimate customers for its products with a right to return products they find unsatisfactory within 30 days after purchase. Sales revenue and cost of sales reported in the consolidated statements of operations are net of estimated provisions, determined based on experience, for costs or losses that may be incurred in connection with sales returns.


  Cash and Equivalents

     Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

                            UROHEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Investments

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

                            UROHEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Per Share Information

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

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                   MARCH        MARCH
                                                                    31,          31,
                                                                    1996         1997
                                                                  --------     --------
        Office equipment........................................  $ 4,574      $10,887
        Equipment and tooling...................................    5,504       15,229
        Molds...................................................    2,177        1,336
        Leasehold improvements..................................    1,223        2,204
        Building................................................    1,718        6,179
        Land....................................................      247          334
        Other...................................................      962          665
                                                                  -------      -------
                                                                   16,405       36,834
        Accumulated depreciation................................    7,321       10,799
                                                                  -------      -------
                                                                  $ 9,084      $26,035
                                                                  =======      =======
        Equipment recorded under capital leases included
          above.................................................  $ 1,434      $ 1,475
        Accumulated depreciation................................      639          937
                                                                  -------      -------
                                                                  $   795      $   538
                                                                  =======      =======

                            UROHEALTH SYSTEMS, INC.

4. INVENTORIES

     Inventories are carried at the lower of cost, determined on the first-in, first-out basis, or market and consist of the following (in thousands):

                                                                   MARCH        MARCH
                                                                    31,          31,
                                                                    1996         1997
                                                                  --------     --------
        Raw materials and supplies..............................  $ 2,339      $ 8,731
        Work in progress........................................      395        2,942
        Finished goods..........................................    3,968        9,272
                                                                  -------      -------
                                                                  $ 6,702      $20,945
                                                                  =======      =======
        Distributor inventories.................................  $    --      $ 6,307
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

     In February 1996, Microsurge entered into a credit agreement with a group of lenders ("Purchasers") who agreed to purchase a series of convertible subordinated notes ("the Notes") up to $3,268,180 upon the request of the Company. In August 1996, the agreement was amended to provide for total advances of $5,268,180. The Company received advances of $2,334,414 in February and March 1996, $933,766 in June 1996 and $2,000,000 in August 1996. The Notes bear interest at 9.25% and mature on August 28, 1997. The Company may prepay amounts outstanding on the Notes without penalty at any time after an Investor Sale (as defined below) and prior to maturity date. Upon the closing, or series of closings, in which Microsurge sells capital stock of Microsurge for gross proceeds of $10,000,000 or more (an "Investor Sale"), the Notes will become convertible, at the option of the Purchasers, into the same type and class of stock issued in connection with the Investor Sale. Any outstanding principal amount of the Notes plus accrued interest may convert at a conversion price equal to 60% of the price per share paid by the purchasers of capital stock in

                            UROHEALTH SYSTEMS, INC.

5. DEBT (CONTINUED)
connection with the Investor Sale (the "Investor Sale Price"). The Company has no plans to undertake any action that would constitute an Investor Sale and expects to retire the notes for cash at maturity.

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

                            UROHEALTH SYSTEMS, INC.

5. DEBT (CONTINUED)
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

                            UROHEALTH SYSTEMS, INC.

5. DEBT (CONTINUED)
  Senior Subordinated Notes

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

                            UROHEALTH SYSTEMS, INC.

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
                                                      ======        ======     ======       ======

     In March 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Osbon and Microsurge. The plan provides for the elimination of approximately 90 personnel and the closure of all operations at Osbon except for customer service, sales and a limited accounting support staff, and the closure of all Microsurge facilities. The estimated

                            UROHEALTH SYSTEMS, INC.

6. RESTRUCTURING CHARGES (CONTINUED)
cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through March 31, 1997 are summarized in the table below. Non-cash charges consist of the write-down of existing assets to their estimated net realizable value.

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

                            UROHEALTH SYSTEMS, INC.

8. CAPITAL STOCK (CONTINUED)
     Subsequent to March 31, 1997, the Board of Directors approved an increase in the number of common shares authorized to be issued from 50 million shares to 100 million shares, which increase is subject to stockholder approval.

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

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                            UROHEALTH SYSTEMS, INC.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
     A summary of the Company's stock option activity, and related information for the years ended June 30, 1995, March 31, 1996 and March 31, 1997 follows:

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

10. SETTLEMENT OF LITIGATION

     Class action litigation which has been settled, was filed against the Company and its former management in November 1992, in the United States District Court in Los Angeles, California alleging federal securities law claims. The Company negotiated a settlement that was approved by the court in March, 1995. Under the terms of the settlement, the Company issued to the stockholder class 260,163 warrants to purchase Common Stock identical to the Company's then outstanding publicly traded warrants at an exercise price of $15.00 per share. The warrants expired on March 20, 1997. The Company's insurance carrier made a cash payment to the stockholder class in the amount of $2.4 million. The settlement included a release of class claims.

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

     The Company required Advanced as part of the merger agreement to resolve a class action complaint filed in the United States District Court for the Southern District of New York which names Advanced as one of the defendants in the class action lawsuit titled "In re Blech Securities Litigation." In September 1995, Advanced and the plaintiffs in the litigation, through their attorneys, reached an agreement in principle for the settlement of the class action with respect to Advanced, the terms of which are set forth in a Stipulation of

                            UROHEALTH SYSTEMS, INC.

10. SETTLEMENT OF LITIGATION (CONTINUED)
Settlement between such parties (the "Stipulation of Settlement"). Pursuant to the terms of the Stipulation of Settlement, Advanced paid $300,000 in settlement of such lawsuit.

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
                                                         ======         =====        =====

                            UROHEALTH SYSTEMS, INC.

11. INCOME TAXES (CONTINUED)
     The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                       JUNE 30,     MARCH 31,     MARCH 31,
                                                         1995         1996          1997
                                                       --------     ---------     ---------
                                                                  (IN THOUSANDS)
        Tax benefit at the expected statutory rate...  $ (7,713)     $(7,662)     $ (29,339)
        Increases (decreases) in taxes resulting
          from:
          Non-deductible goodwill....................       286           --         16,150
          Valuation allowance........................     8,639        6,917         10,839
          Reverse foreign net operating loss not
             previously benefited....................        --        1,994             --
          State income taxes, net....................       137           69            593
          Other......................................        37          188          1,530
          Establishment of deferred tax assets not
             previously benefited....................        --       (1,075)            --
                                                        -------      -------       --------
          Provision for income taxes.................  $  1,386      $   431      $    (227)
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

     At March 31, 1997, the Company had NOL's for U.S. federal and state income tax purposes of approximately $92,000,000 and $68,000,000, respectively, and general business credit carryovers of approximately $1,000,000 and $650,000, respectively. These NOL's and general business credits are available to offset future taxable income, if any, through the year 2012 and are subject to limitations as well as separate return limitations for the subsidiaries Urohealth (California), Advanced, Laparomed and Microsurge, as described below.

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

                            UROHEALTH SYSTEMS, INC.

11. INCOME TAXES (CONTINUED)
During 1992, in conjunction with Microsurge's Series C redeemable preferred stock offering, a change in ownership under Section 382 of the Internal Revenue Code of 1986 occurred. As a result of this change in ownership, the use of approximately $1,638,000 of the Microsurge NOL carryforward is limited to approximately $187,000 per year beginning in 1992. On March 31, 1997 a subsequent change in ownership occurred as a result of the acquisition of Microsurge by the Company. Further limitations will be placed on remaining NOL's equal to 5.50% multiplied by the fair market value of the Company as of March 31, 1997.

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

                            UROHEALTH SYSTEMS, INC.

13. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 JUNE 30,    MARCH 31,    MARCH 31,
                                                                   1995        1996         1997
                                                                 --------    ---------    ---------
                                                                 (IN THOUSANDS)
Changes in operating assets and liabilities:
  Receivables..................................................  $ (1,800)    $(1,853)    $  (8,019)
  Income tax receivable........................................        --          --          (377)
  Inventories..................................................      (809)       (963)      (12,342)
  Distributor inventories......................................        --          --        (6,307)
  Prepaid expenses.............................................      (261)     (1,044)         (447)
  Deposits and other assets....................................     1,162          --        (1,333)
  Accounts payable and accrued liabilities.....................     3,510       3,014           272
  Compensation and employee benefits...........................       343         729         1,205
  Restructuring liabilities....................................       486       2,005         5,319
  Other liabilities............................................        76          --         3,116
  Other........................................................       545         182           112
                                                                  -------     -------      --------
                                                                 $  3,252     $ 2,070     $ (18,801)
                                                                  =======     =======      ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital leases........................  $    160     $    --     $      41
                                                                  =======     =======      ========
Preferred stock of subsidiary exchanged for common shares of
  the Company..................................................  $  2,720     $    45     $     860
                                                                  =======     =======      ========
Equity issued in acquisitions of businesses....................  $  6,990          --     $  48,046
                                                                  =======     =======      ========
Warrants issued in early extinguishment of debt................  $     --     $           $   1,794
                                                                  =======     =======      ========
Warrants issued in connection with financings..................  $     --     $ 1,520     $     501
                                                                  =======     =======      ========
Issuance of common stock on debt and preferred stock
  conversions..................................................  $     --     $    --     $   4,984
                                                                  =======     =======      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.........................................  $    259     $   950     $   7,529
                                                                  =======     =======      ========
Cash paid for taxes, net of refunds............................  $  1,262     $ 1,010     $      18
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

                            UROHEALTH SYSTEMS, INC.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

     The results of operations for the first three quarters of fiscal 1997 were restated primarily to reflect the delayed recognition of revenues relating to distributor initial stocking orders ($2,465,000 in Q3), the delayed recognition of revenue relating to the shipment of introductory products ($661,000 in Q1, $855,000 in Q2 and $55,000 in Q3), reductions of overhead capitalized in inventory ($143,000 in Q1, $349,000 in Q2 and $978,000 in Q3) and increased sales return allowances ($53,000 in Q1, $53,000 in Q2 and $115,000 in Q3).



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

15. SUBSEQUENT EVENTS

     Pending Acquisition


     On April 19, 1997, the Company entered into a definitive agreement pursuant to which the Company would acquire Imagyn Medical, Inc. ("Imagyn") in a stock-for-stock merger (the "Merger"). The Merger is expected to be accounted for as a pooling of interests and each share of Imagyn common stock will be exchanged for 1.0358 shares (subsequently increased to 1.4 shares) of Common Stock of the Company. The consummation of the Merger is subject to approval by the Company's and Imagyn's stockholders, and other customary closing conditions. No assurances can be given that the Merger will be successfully consummated.


     Securities Litigation


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

                         REPORT OF INDEPENDENT AUDITORS


     We have audited the consolidated financial statements of Urohealth Systems, Inc. as of March 31, 1996 and 1997, and for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997, and have issued our report thereon dated July 8, 1997 (included elsewhere in this report). Our audits also included the financial statement schedule listed in
Item 14(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Microsurge, Inc., a wholly-owned subsidiary, as of March 31, 1996 and 1997, and for the year ended December 31, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997 and of Dacomed Corporation, a wholly owned subsidiary, for the year ended June 24, 1995, which statements reflect total assets constituting 16.5% and 3.9% of consolidated total assets as of March 31, 1996 and 1997, respectively, and net sales constituting 27% and 8% and 8% of consolidated net sales for the year ended June 30, 1995, the nine months ended March 31, 1996 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.


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

                                                 /s/ ERNST & YOUNG LLP

Orange County, California
July 8, 1997

                            UROHEALTH SYSTEMS, INC.

                                  SCHEDULE II
                        CONSOLIDATED VALUATION ACCOUNTS

                                              BALANCE AT
                                              BEGINNING                                           BALANCE AT
                DESCRIPTION                   OF PERIOD    ADDITIONS   ACQUISITION  WRITE OFFS   END OF PERIOD
--------------------------------------------  ----------   ---------   ----------   ----------   -------------
Year ended March 31, 1997:
     Allowance for doubtful accounts........    $1,744      $    82       $232        $ (162)       $ 1,896
     Reserve for inventory obsolescence.....     1,665          157        451          (679)         1,594
                                                ------       ------       ----         -----         ------
          Total.............................    $3,409      $   239       $683        $ (841)       $ 3,490
                                                ======       ======       ====         =====         ======
Nine month period ended March 31, 1996:
     Allowance for doubtful accounts........    $  618      $ 1,126       $ --        $   --        $ 1,744
     Reserve for inventory obsolescence.....       391        1,320         --           (46)         1,665
                                                ------       ------       ----         -----         ------
          Total.............................    $1,009      $ 2,446       $ --        $  (46)       $ 3,409
                                                ======       ======       ====         =====         ======
Year ended June 30, 1995:
     Allowance for doubtful accounts........    $  506      $   134       $ --        $  (22)       $   618
     Reserve for inventory obsolescence.....        --          422         --           (31)           391
                                                ------       ------       ----         -----         ------
          Total.............................    $  506      $   556       $ --        $  (53)       $ 1,009
                                                ======       ======       ====         =====         ======

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California on August 29, 1997.


                                          UROHEALTH SYSTEMS, INC.

                                          By:    /s/ CHARLES A. LAVERTY
                                            ------------------------------------
                                            Charles A. Laverty
                                            Chairman and Chief Executive Officer