Form 10-Q
period 1997-09-30
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1997-12-05
CIK 873209

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM  ________________  TO  ________________ .

                        COMMISSION FILE NUMBER: 1-11150

                            ------------------------

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            UROHEALTH SYSTEMS, INC.
                                 (FORMER NAME)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     The number of shares of Common Stock outstanding as of October 31, 1997 was 35,861,326.

================================================================================

                                     INDEX

                                                                                         PAGE
                                                                                         -----
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets at September 30, 1997 and March 31,
            1997.......................................................................      3
          Condensed Consolidated Statements of Operations for the Three Months and Six
            Months Ended September 30, 1997 and September 30, 1996.....................      4
          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 1997 and September 30, 1996..................................      5
          Notes to the Condensed Consolidated Financial Statements.....................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................     10
PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings............................................................     13
Item 2.   Changes in Securities........................................................     13
Item 4.   Submission of matters to a vote of Security Holders..........................     13
Item 6.   Exhibits and Reports on Form 8-K.............................................     14

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS


                                                                                         SEPTEMBER 30,    MARCH 31,
                                                                                             1997           1997
                                                                                         -------------    ---------
Current assets:
    Cash and equivalents..............................................................     $  10,497      $ 22,574
    Short term investments............................................................        23,114        18,375
    Receivables, net of allowance for doubtful accounts of $1,200 and $1,684 on
     September 30, 1997 and March 31, 1997, respectively..............................        39,454        18,103
    Income tax receivable.............................................................            --           377
    Advances to officers..............................................................            --           114
    Inventories.......................................................................        41,501        24,063
    Distributor inventories...........................................................            --         6,307
    Prepaid expenses..................................................................         3,945         3,049
                                                                                           ---------      --------
Total current assets..................................................................       118,511        92,962
Long-term cash investments............................................................         3,823         5,611
Restricted cash.......................................................................        19,861            48
Receivables -- long term..............................................................         2,528         2,722
Property and equipment, net...........................................................        31,865        27,533
Patents and intangibles, net of accumulated amortization of $3,782 and $2,646 on
  September 30, 1997 and March 31, 1997, respectively.................................         5,970         6,285
Loans to officers.....................................................................         2,073           550
Deposits and other assets.............................................................         1,737         2,288
Deferred debt issuance costs..........................................................         9,408         5,986
Goodwill..............................................................................        60,568        43,417
                                                                                           ---------      --------
                                                                                           $ 256,344      $187,402
                                                                                           =========      ========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities..........................................     $  46,279      $ 22,800
    Compensation and employee benefits................................................         3,290         3,381
    Restructuring liabilities.........................................................         7,032         6,192
    Short-term debt...................................................................        18,568        14,518
    Current portion of long-term debt.................................................         3,365         3,328
                                                                                           ---------      --------
            Total current liabilities.................................................        78,534        50,219
Deferred Income.......................................................................         1,000         1,000
Long-term liabilities:
    Long-term debt....................................................................        55,357        98,292
    Senior subordinated notes, net....................................................       108,402            --
    Restructuring liabilities, less current portion...................................         1,739           822
    Other liabilities.................................................................         3,538         4,149
Minority interest in consolidated subsidiary..........................................            --           237
Common Stockholders' Equity:
    Common stock -- $0.001 par value
        Authorized shares -- 100,000,000
        Issued and outstanding shares -- 35,592,357 and 34,981,208 at September 30,
          1997 and March 31, 1997, respectively.......................................            36            35
    Warrants..........................................................................         7,080         5,359
    Additional paid-in capital........................................................       227,257       225,132
    Note receivable from shareholder..................................................            --          (121)
    Unearned compensation.............................................................            --          (615)
    Foreign currency translation adjustment...........................................            44           (14)
    Deficit...........................................................................      (226,643)     (197,093)
                                                                                           ---------      --------
            Total common stockholders' equity.........................................         7,774        32,683
                                                                                           ---------      --------
                                                                                           $ 256,344      $187,402
                                                                                           =========      ========

                            See accompanying notes.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                   ENDED           ENDED           ENDED           ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1997            1996            1997            1996
                                               -------------   -------------   -------------   -------------
Net sales....................................    $  43,131       $  24,330       $  69,476       $  44,154
Cost of sales................................       21,383           9,812          34,019          17,521
                                                 ---------       ---------       ---------       ---------
Gross profit.................................       21,748          14,518          35,457          26,633
Operating expenses:
     Selling, general and administrative.....       20,307          14,079          39,726          25,827
     Research and development................        2,911           1,645           5,675           3,126
     Restructuring charges...................        5,413           4,000           5,413           4,000
     Direct acquisition costs................        3,729              --           4,220              --
     Write-off of purchased research and
       development...........................           --          25,500              --          25,500
                                                 ---------       ---------       ---------       ---------
          Total operating expenses...........       32,360          45,224          55,034          58,453
Loss from operations.........................      (10,612)        (30,706)        (19,577)        (31,820)
Other income (expense):
     Minority interest consisting of accrued
       dividends on preferred stock of
       subsidiary............................           --             (18)             (4)            (36)
     Interest income.........................        1,174             770           2,146           1,048
     Interest expense........................       (5,321)         (1,856)        (10,754)         (2,900)
     Other...................................          (16)             --             464              --
                                                 ---------       ---------       ---------       ---------
Loss before taxes and extraordinary item.....      (14,775)        (31,810)        (27,725)        (33,708)
Provision (benefit) for income taxes.........           --            (372)              2            (370)
                                                 ---------       ---------       ---------       ---------
Loss before extraordinary item...............      (14,775)        (31,438)        (27,727)        (33,338)
Extraordinary item (early extinguishment of
  debt)......................................                           --          (1,823)         (2,973)
                                                 ---------       ---------       ---------       ---------
Net loss.....................................    $ (14,775)      $ (31,438)      $ (29,550)      $ (36,311)
                                                 =========       =========       =========       =========
Net loss per share:
     Loss before extraordinary item..........    $ (14,775)      $ (31,438)      $ (27,727)      $ (33,338)
     Dividends and accretion on redeemable
       convertible preferred stock...........           --              --              --             398
                                                 ---------       ---------       ---------       ---------
     Loss attributable to common stockholders
       before extraordinary item.............      (14,775)        (31,438)        (27,727)      $ (33,736)
     Extraordinary item......................           --              --          (1,823)         (2,973)
                                                 ---------       ---------       ---------       ---------
     Net loss attributable to common
       stockholders..........................    $ (14,775)      $ (31,438)      $ (29,550)      $ (36,709)
                                                 =========       =========       =========       =========
     Loss per share before extraordinary
       item..................................    $   (0.42)      $   (1.04)      $   (0.79)      $   (1.26)
                                                 =========       =========       =========       =========
     Net loss per share......................    $   (0.42)      $   (1.04)      $   (0.84)      $   (1.37)
                                                 =========       =========       =========       =========
     Weighted average number of common shares
       used to compute loss per share........       35,330          30,140          35,194          26,811
                                                 =========       =========       =========       =========

                            See accompanying notes.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                      -----------------------------
                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                          1997            1996
                                                                      -------------   -------------
Cash flows from operating activities:
     Net loss.......................................................    $ (29,550)      $ (36,311)
     Non cash items included in net loss:
          Extraordinary expense.....................................        1,823           2,433
          Depreciation and amortization.............................        4,714           2,055
          Amortization of deferred debt issuance costs..............          819             442
          Accretion and accrued interest on convertible notes.......           --              42
          Loss on retirement of assets..............................          149              --
          Accrued dividend on preferred stock in subsidiary.........            4              36
          Write off of incomplete research and development..........           --          25,500
          Provision for doubtful accounts...........................           95            (267)
          Compensation relating to stock option vesting.............          615             175
          Other.....................................................         (339)             17
     Changes in operating assets and liabilities....................      (19,557)        (20,004)
                                                                        ---------       ---------
               Net cash used in operating activities................      (41,227)        (25,882)
Cash flows from investing activities:
     Purchase of property and equipment.............................       (5,334)         (9,668)
     Purchase of patents............................................         (250)           (502)
     Purchase of X-Cardia technology................................       (4,671)             --
     Proceeds from sale of short and long term investments..........       32,371           5,952
     Restricted cash................................................      (19,514)            (65)
     Purchase of short and long term investments....................      (35,321)        (25,513)
     Loans and advances to officers.................................       (1,215)             --
     Businesses purchased net of cash...............................           --         (33,787)
                                                                        ---------       ---------
               Net cash used in investing activities................      (33,934)        (63,583)
Cash flows from financing activities:
     Deferred financing fees paid...................................       (5,941)         (6,116)
     Proceeds from issuance of common stock.........................          305          44,170
     Proceeds from long-term debt...................................      110,000          72,934
     Proceeds from short term debt..................................       13,300          15,000
     Repayment of long-term debt....................................      (45,219)        (10,510)
     Repayment of short-term debt...................................       (9,250)         (7,323)
     Repurchase of preferred stock..................................         (111)             --
                                                                        ---------       ---------
               Net cash provided by financing activities............       63,084         108,155
                                                                        ---------       ---------
Net (decrease) increase in cash.....................................      (12,077)         18,690
Cash, beginning of period...........................................       22,574           6,622
                                                                        ---------       ---------
Cash, end of period.................................................    $  10,497       $  25,312
                                                                        =========       =========
     Cash paid for interest.........................................    $   3,734       $   2,202
                                                                        =========       =========
     Cash paid for taxes............................................    $      --       $       7
                                                                        =========       =========

                            See accompanying notes.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

On September 29, 1997, a wholly-owned subsidiary of Urohealth Systems, Inc. merged into Imagyn Medical, Inc. and Imagyn Medical, Inc. (Imagyn) became a wholly-owned subsidiary of Urohealth. Imagyn shareholders received 1.4 shares of Urohealth common stock for each share of Imagyn common stock. The transaction was accounted for as a pooling of interests, and the financial statements presented here reflect the pooled numbers of Urohealth and Imagyn. Also effective September 29, 1997, Urohealth changed its name to Imagyn Medical Technologies, Inc.

1. INTERIM REPORTING

  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Imagyn Medical Technologies, Inc. (the "Company") and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect business combinations accounted for using the pooling of interests method.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1997, its condensed consolidated results of operations for the three and six month periods ended September 30, 1997 and September 30, 1996, and its condensed consolidated cash flows for the six month periods ended September 30, 1997 and September 30, 1996. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of those to be expected for the entire year.

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

     In interim periods the Company defers and amortizes over the fiscal year certain costs that benefit one or more interim periods to more appropriately reflect the benefits realized during the course of the fiscal year.

     Financial information presented reflects the September 29, 1997 merger with Imagyn Medical, Inc., which has been accounted for as a pooling of interest. The results of operations reported by the Company (Urohealth) and those by Imagyn included in the accompanying interim consolidated financial statement are summarized below.


                                       THREE MONTHS    THREE MONTHS     SIX MONTHS       SIX MONTHS
                                          ENDED           ENDED            ENDED           ENDED
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                           1997            1996            1997             1996
                                       ------------    ------------    -------------    -------------
                                                               (IN THOUSANDS)
    Net sales:
         Urohealth...................    $ 39,751        $ 21,581        $  64,988        $  38,899
         Imagyn......................       3,380           2,749            4,488            5,255
                                         --------        --------         --------         --------
                                         $ 43,131        $ 24,330        $  69,476        $  44,154
                                         ========        ========         ========         ========
    Net loss:
         Urohealth...................    $ (7,767)       $(30,554)       $ (19,181)       $ (35,701)
         Imagyn......................      (7,008)           (884)         (10,369)            (610)
                                         --------        --------         --------         --------
                                         $(14,775)       $(31,438)       $ (29,550)       $ (36,311)
                                         ========        ========         ========         ========

2. NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the calculation because they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this Standard is expected to have no effect on the Company's computation of primary earnings per share for the three and six months ended September 30, 1997 or the corresponding periods in 1996.

3. INVENTORIES

     Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).

                                                                 SEPTEMBER 30,      MARCH 31,
                                                                     1997             1997
                                                                 -------------    -------------
    Raw materials and supplies.................................     $18,414          $10,147
    Work in progress...........................................       5,653            3,606
    Finished goods.............................................      17,434           10,310
                                                                    -------          -------
                                                                    $41,501          $24,063
                                                                    =======          =======
    Distributor inventories....................................     $    --          $ 6,307
                                                                    =======          =======

4. DEBT

     The Company was not in compliance with certain financial covenants under its Senior Credit Facility for the quarter ended September 30, 1997, but was granted a waiver through November 30, 1997 by its senior lender that permits borrowings equal to the lesser of $15.0 million or 80% of eligible accounts receivable under the facility. As of September 30, 1997, the Company had borrowing eligibility of $15.0 million and outstanding borrowings of $13.3 million.

5. RESTRUCTURING

     The Company's restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. (Osbon) and Advanced Surgical, Inc. was initiated in December 1995. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through September 30, 1997 are summarized in the table below. The remaining restructuring accrual at September 30, 1997 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash.

                                       BEGINNING                                               BALANCE AT
                                     RESTRUCTURING   NON-CASH    CASH                         SEPTEMBER 30,
                                        ACCRUAL      CHARGES    CHARGES   RECLASSIFICATIONS       1997
                                     -------------   --------   -------   -----------------   -------------
                                                                 (IN THOUSANDS)
    Personnel reduction costs......     $ 2,620       $   --    $1,867          $(730)            $  23
    Facility reduction costs.......       2,836        1,199     1,863            730               504
                                         ------       ------    ------          -----              ----
                                        $ 5,456       $1,199    $3,730          $  --             $ 527
                                         ======       ======    ======          =====              ====

     In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through September 30, 1997 are summarized in the table below.

                                                    BEGINNING                           BALANCE AT
                                                  RESTRUCTURING   NON-CASH    CASH     SEPTEMBER 30,
                                                     ACCRUAL      CHARGES    CHARGES       1997
                                                  -------------   --------   -------   -------------
                                                                    (IN THOUSANDS)
    Personnel reduction cost....................     $ 2,412        $ --     $1,365       $ 1,047
    Facility reduction costs....................       1,588          --        299         1,289
                                                      ------        ----     ------        ------
                                                     $ 4,000        $ --     $1,664       $ 2,336
                                                      ======        ====     ======        ======

     In March 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from mergers with Osbon and Microsurge Inc. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through September 30, 1997 are summarized in the table below.

                                                    BEGINNING                           BALANCE AT
                                                  RESTRUCTURING   NON-CASH    CASH     SEPTEMBER 30,
                                                     ACCRUAL      CHARGES    CHARGES       1997
                                                  -------------   --------   -------   -------------
                                                                    (IN THOUSANDS)
    Personnel reduction costs...................     $ 7,067        $ --     $4,985       $ 2,082
    Facility reduction costs....................         933         473         96           364
                                                      ------        ----     ------        ------
                                                     $ 8,000        $473     $5,081       $ 2,446
                                                      ======        ====     ======        ======

     In September 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the merger with Imagyn. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through September 30, 1997 are summarized in the table below.

                                                    BEGINNING                           BALANCE AT
                                                  RESTRUCTURING   NON-CASH    CASH     SEPTEMBER 30,
                                                     ACCRUAL      CHARGES    CHARGES       1997
                                                  -------------   --------   -------   -------------
                                                                    (IN THOUSANDS)
    Personnel reduction costs...................     $ 3,598        $ --     $1,951       $ 1,647
    Facility reduction costs....................       1,815          --         --         1,815
                                                      ------        ----     ------        ------
                                                     $ 5,413        $ --     $1,951       $ 3,462
                                                      ======        ====     ======        ======

     Although subject to future adjustment, management of the Company believes that restructuring reserves as of September 30, 1997 are adequate to complete the various restructuring plans.

6. INCOME TAXES

     The Company did not record an income tax provision or benefit for the quarter ended September 30, 1997 since the realization of tax benefits of operating losses is not assured.

7. CONTINGENCIES

     In July and August 1997, nine complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering, requesting certification of a class action, alleging various violations of federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All suits are based on substantially the same facts and have been brought on behalf of purchasers of the Company's Common Stock during various periods between July 18, 1996 and July 1, 1997. On October 6, 1997, the Court ordered the nine cases consolidated and ordered the plaintiffs to file an amended complaint setting forth all of the claims.

     In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.

8. SUBSEQUENT EVENTS

     The Company filed a patent infringement suit against U.S. Surgical Corporation on October 16, 1997. In its complaint, the Company alleges that U.S. Surgical's ABBI breast biopsy device is infringing on two patents relating to Imagyn's percutaneous incisional breast biopsy device, which will be marketed under the name SITESELECT(TM). The Company's complaint asks the court for an injunction barring further ABBI manufacturing and sales in the United States, damages for U.S. Surgical's willful infringement of the patents, and attorneys' fees.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in operating assets and liabilities:

                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1997            1996
                                                                  -------------   -------------
    Receivables.................................................     $(21,252)       $ (4,394)
    Inventories.................................................      (11,041)        (11,180)
    Income tax receivable.......................................          377            (377)
    Prepaid expenses and deposits...............................         (346)         (3,314)
    Accounts payable and accrued liabilities....................       11,629          (2,729)
    Compensation and employee benefits..........................          (92)            113
    Restructuring liabilities...................................        1,757           2,278
    Other liabilities...........................................         (589)           (401)
                                                                     --------        --------
                                                                     $(19,557)       $(20,004)
                                                                     ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Net sales. For the three months ended September 30, 1997, net sales of $43.1 million were $18.8 million or 77.3% higher than sales of $24.3 million for the corresponding period in 1996. Of this increase, $12.9 million was attributable to initial Surgical stocking orders shipped during fiscal 1997 and $8.3 million was attributed to an increase in the Company's Surgical and Gynecology divisions sales resulting from increased sales through the Company's existing distribution channels. These increases were partially offset by a $3.0 million decline in Urology sales. The Company believes the recently introduced drug-based treatment for impotence adversely affected the sale of the Company's Urology division's vacuum erection devices as patients opted to try this new treatment modality. It is impracticable for the Company to predict the long-term effects of the new treatment modality, on sales of the Company's Urology division.

     Gross profit. For the three months ended September 30, 1997, gross profit increased $7.2 million or 49.8% over the same period in 1996. However, the gross profit percentage decreased from 59.7% for the three months ended September 30, 1996 to 50.4% for the three months ended September 30, 1997. The decrease in gross profit percentage was primarily due to a shift in sales from higher margin urology products to lower margin surgical products. Higher margin urology products accounted for 51% of total sales, for the three months ended September 30, 1996, decreasing to approximately 22% of total sales during the three months ended September 30, 1997.

     Selling, general and administrative. Selling, general and administrative expenses of $20.3 million for the three months ended September 30, 1997 were $6.2 million or 44.2% higher than selling, general and administrative expenses of $14.1 million for the corresponding period in 1996. The increase was due to the increased selling costs resulting from growing sales and the continued development of the Company's infrastructure.

     Research and development. Research and development costs for the three months ended September 30, 1997 increased $1.3 million or 77% over the corresponding period in 1996. During fiscal 1997, the Company made significant investments in, and acquisitions of, technology. The increase in R&D expenditures is related to the development of new products using the acquired technologies.

     Restructuring. For the three months ended September 30, 1997, the Company recorded a restructuring charge attributable to the merger with Imagyn of $5.4 million consisting of $3.6 million in personnel reduction costs and $1.8 million in facility reduction costs. Through September 30, 1997, $2.0 million of this restructuring charge has been paid. (See note 5.)

     Net interest expense. Net interest expense for the three months ended September 30, 1997 increased $3.1 million over the corresponding period in 1996. The increase was primarily due to interest expense associated with the Company's 12.5% Senior Subordinated Notes. This increase was partially offset by higher interest income of $0.4 million attributable to higher cash and investment balances held by the Company during the three months ended September 30, 1997.

     Direct acquisition costs. The Company had direct acquisition costs of approximately $3.7 million related to expenses paid to complete the Imagyn merger.

  SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996.

     Net sales. For the six months ended September 30, 1997, net sales of $69.5 million were $25.3 million or 57.4% higher than sales of $44.2 million for the corresponding period in 1996. Of this increase, $12.9 million was attributable to initial Surgical stocking orders shipped during fiscal 1997, and $19.3 million was attributable to an increase in the Company's Surgical division sales resulting from increased sales through the Company's existing distribution channels and the inclusion of sales for a full six months from the Surgical division's (Richard-Allan) operations which was purchased on August 15, 1996. The Surgical increases were partially offset by a $6.8 million decline in Urology sales. The Company believes that the introduction of a new drug-based treatment for impotence adversely affected the sale of the Company's Urology division's vacuum erection devices as patients opted to try this new treatment modality. It is impracticable for the Company to predict the long-term effects of the new treatment modality on sales of the Company's Urology division.

     Gross profit. For the six months ended September 30, 1997, gross profit increased $8.8 million or 33.1% over the same period in 1996. However, the gross profit percentage decreased from 60.3% for the six months ended September 30, 1996 to 51.0% for the six months ended September 30, 1997. The decrease in gross profit percentage was primarily due to a shift in sales from higher margin Urology products to lower margin Surgical products. For the six months ended September 30, 1996, higher margin Urology products accounted for 59% of total sales, decreasing to approximately 28% of total sales during the six months ended September 30, 1997.

     Selling, general and administrative. Selling, general and administrative expenses of $39.7 million for the six months ended September 30, 1997 were $13.9 million or 53.8% higher than selling, general and administrative expenses of $25.8 million for the corresponding period in 1996. The increase was due to increased selling costs associated with growing sales and the continued development of the Company's infrastructure, and the inclusion of six months' selling general and administrative expenses relating to the Surgical division's (Richard-Allan) operation which was purchased on August 15, 1996.

     Research and development. Research and development costs for the six months ended September 30, 1997 increased $2.5 million over the corresponding period in 1996. The Company continues to make significant investments in, and acquisitions of, technology. The increase in R&D expenditures is related to the development of new products using the acquired technologies.

     Net interest expense. Net interest expense for the six months ended September 30, 1997 increased $6.8 million over the corresponding period in 1996. The increase was primarily due to interest expense associated with the Company's 12.5% Senior Subordinated Notes (the Notes) in April 1997 as well as a full six months of interest on the sale of convertible subordinated debentures which was completed during May 1996. This increase was partially offset by higher interest income of $1.1 million attributable to higher cash and investment balances held by the Company during the six months ended September 30, 1997.

     Extraordinary expense. The Company used approximately $55.0 million of the net proceeds from the offering of the Notes to repay amounts outstanding under its term and revolving credit facility. The Company recorded an extraordinary loss of $1.8 million consisting of the write-off of deferred financing costs, related to the early retirement of this credit facility.

     Direct acquisition costs. The Company had direct acquisition costs of approximately $4.2 million related to expenses paid to complete the Imagyn merger.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had working capital of $40 million. The Company's consolidated cash and cash equivalents and short-term investments decreased by $7 million over the six months ending September 30, 1997. Uses of cash totaled $70 million during this six month period and related to cash used in operating activities ($41 million), restricted cash ($19 million) and cash used to purchase property, plant, equipment and technology ($10 million). For the six month period $63 million in cash was provided from incremental debt funding.

     The Company's negative cash flows from operations of $41 million, primarily related to operating losses, and increases in accounts receivable and inventories. Accounts receivable balances were approximately $21.3 million higher at September 30, 1997 than at March 31, 1997 primarily due to increased sales during the six months ending September. Management anticipates further increases in accounts receivable in fiscal 1998, as sales volume increases and payment terms are possibly extended under a number of distribution agreements. The Company's inventory balances were $17.4 million higher at September 30, 1997 than at March 31, 1997 due to an increase in inventories to levels to support increased sales volumes, and the introduction of new products. The Company expects further increases in inventories to support anticipated sales under group purchasing organization and distribution agreements.

     Approximately $7 million of the Company's $8.8 million of remaining restructuring liabilities are projected to be paid over the next 12 months. The long-term portion consists of redundant facility lease costs to be paid through 2003 and severance costs to be paid out over the next two years. The Company currently expects to pay these restructuring liabilities from cash flow from operations or from financing activities.

     The Company anticipates capital expenditures, primarily for increased manufacturing capacity and information systems, for the next six months will be approximately $6.7 million.

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

     The Company has a $50 million senior credit facility and is required to meet certain financial covenants. Available amounts are based on eligible inventory and accounts receivable. The Company was not in compliance with certain financial covenants under its Senior Credit Facility for the quarter ended September 30, 1997, but was granted a waiver through November 30, 1997 by its lender that permits borrowings equal to the lesser of $15.0 million or 80% of eligible accounts receivable under the facility. As of September 30, 1997, the Company's borrowing eligibility was approximately $15 million. The Company had borrowings of $13.3 million during in the September quarter.

     The Company believes currently available cash balances, amounts available under the Senior Credit Facility and funds generated from operations and other financing alternatives will provide adequate liquidity to finance its operations for the next twelve months. The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company. In the absence of such financing the Company's ability to absorb adverse operating results or to fund capital expenditures or research and development, to respond to changes in business and economic conditions and to make future acquisitions may be adversely affected. The Company's business strategy includes efforts to expand business operations through the acquisition of new products, product lines and businesses. Business acquisitions may continue to be financed through the issuance of shares of the Company's Common Stock and other financing activities. However, there can be no assurance that any such transactions will be consummated. Should the Company not be able to obtain such financing, the Company will be required to proceed with its planned expansion at a slower rate.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In July and August 1997, nine complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering, requesting certification of a class action, alleging various violations of federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All suits are based on substantially the same facts and have been brought on behalf of purchasers of the Company's Common Stock during various periods between July 18, 1996 and July 1, 1997. On October 6, 1997, the Court ordered the nine cases consolidated and ordered the plaintiffs to file an amended complaint setting forth all of the claims.

     In September 1997, a derivative action was filed in California State Court on behalf of the Company against certain directors and officers of the Company alleging violations of certain fiduciary duties and seeking damages from those individuals for the benefit of the Company. The allegations in the state derivative action are based on substantially the same facts as those set forth in the class action suits described above.

     In addition, the Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of any of the matters described or referred to in this Item 1 have been included in the accompanying consolidated financial statements. In management's opinion, the ultimate resolution of claims currently pending will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

     In August and September 1997, the Company issued approximately 400,000 shares of Common Stock to the former shareholders of X-Cardia Corporation relating to achievement of a milestone under the original merger agreement and the registration of the shares originally issued in the merger. The shares were issued in a private placement transaction in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 29, 1997, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders approved the classification of the Board of Directors and elected the following directors to the indicated terms in office: Class I (one-year term): Michael Gross, Richard Newhauser and Francis J. Tedesco; Class II (two-year term): Abbey J. Butler, Robert N. Elkins and Melvyn
J. Estrin; and Class III (three-year term): John Chamberlin, Lawrence Goelman and Charles A. Laverty.

     At the Annual Meeting the stockholders voted on seven proposals. The results of that voting are set forth below.

                                                                         VOTES
                                                           ----------------------------------
                          PROPOSAL                            FOR        AGAINST     ABSTAIN
    -----------------------------------------------------  ----------   ---------   ---------
    Approval of bylaw amendment to classify the Board of
      Directors..........................................  14,718,774     713,217   3,224,694
    Approval of Agreement and Plan of Merger with Imagyn
      Medical, Inc. .....................................  18,473,372     155,260      28,053
    Ratification of Ernst & Young LLP as the Company's
      auditors for fiscal 1998...........................  23,901,955     118,816      41,583
    Approval of increase in the number of authorized
      shares of Common Stock from 50 million to 100
      million............................................  20,616,265   3,362,209      83,880
    Approval of the change of the Company's name to
      "Imagyn Medical Technologies, Inc."................  22,946,582     699,642     416,310
    Approval of an amendment the Certificate of
      Incorporation to require that all stockholder
      actions be taken at a special or annual meeting....  15,632,531   2,362,821     639,684

ELECTION OF DIRECTORS:

                                NAME                              VOTES FOR    VOTES WITHHELD
    ------------------------------------------------------------  ----------   --------------
    Michael Gross...............................................  23,744,750       317,604
    Richard Newhauser...........................................  23,784,985       277,369
    Francis J. Tedesco..........................................  23,784,652       277,702
    Abbey J. Butler.............................................  23,784,652       277,702
    Robert N. Elkins............................................  23,784,985       277,369
    Melvyn J. Estrin............................................  23,784,985       277,369
    John Chamberlin.............................................  23,784,527       277,827
    Lawrence Goelman............................................  23,784,652       277,702
    Charles A. Laverty..........................................  23,784,985       277,369

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      Exhibit 27 -- Financial Data Schedule

  (b) Reports on Form 8-K

      Current Report on Form 8-K filed October 7, 1997 relating to the consummation of the acquisition of Imagyn Medical, Inc. on September 29, 1997.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November 1997.

                                          Imagyn Medical Technologies, Inc.,
                                          a Delaware corporation

                                          By:    /s/ CHARLES A. LAVERTY
                                            ------------------------------------
                                                     Charles A. Laverty
                                                  Chief Executive Officer/
                                                   Chairman of the Board

                                          By:   /s/ MICHAEL A. MONTEVIDEO
                                            ------------------------------------
                                                   Michael A. Montevideo
                                                 Senior Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.
  -------
     27      Financial Data Schedule