Form 10-Q
period 1997-12-31
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1998-02-13
CIK 873209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
                                 ---------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM________________ TO ________________.

                         COMMISSION FILE NUMBER: 1-11150

                                 ---------------

                        IMAGYN MEDICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

           DELAWARE                                      98-0122944
STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

            5 CIVIC PLAZA, SUITE 100, NEWPORT BEACH, CALIFORNIA 92660
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 668-5858


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of Common Stock outstanding as of January 31, 1998 was 36,200,216.

================================================================================

                                      INDEX

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
          December 31, 1997 and March 31, 1997................................3

         Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months Ended
          December 31, 1997 and December 31, 1996.............................4

         Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended December 31, 1997 and
          December 31, 1996...................................................5

         Notes to the Condensed Consolidated Financial Statements.............6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................10



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13
Item 2.  Exhibits and Reports on Form 8-K....................................13

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         December 31,      March 31,
                                                                                             1997            1997
                                                                                           ---------        ---------
                                     ASSETS
 Current assets
   Cash and equivalents                                                                    $   3,035        $  22,574
   Short term investments                                                                       --             18,375
   Receivables, net of allowance for doubtful accounts of $2,047 and $1,996 on
       December 31, 1997 and March 31, 1997, respectively                                     42,828           18,103
   Income tax receivable                                                                        --                377
   Advances to officers                                                                         --                114
   Inventories                                                                                43,484           24,063
   Distributor inventories                                                                      --              6,307
   Prepaid expenses                                                                            3,495            3,049
                                                                                           ---------        ---------
            Total current assets                                                              92,842           92,962
Long-term cash investments                                                                      --              5,611
Restricted cash                                                                               13,436               48
Receivables - long term                                                                        2,513            2,722
Property and equipment, net                                                                   32,090           27,533
Patents and intangibles, net of accumulated amortization of $4,315 and $3,217
   on December 31, 1997 and March 31, 1997, respectively                                       5,465            6,285
Loans to officers                                                                              2,195              550
Deposits and other assets                                                                      1,273            2,288
Deferred debt issuance costs                                                                   9,628            5,986
Goodwill                                                                                      60,011           43,417
                                                                                           ---------        ---------

                                                                                           $ 219,453        $ 187,402
                                                                                           =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                                $  33,908        $  22,800
   Compensation and employee benefits                                                          3,523            3,381
   Restructuring liabilities                                                                   6,103            6,192
   Short-term debt                                                                              --             14,518
   Current portion of long-term debt                                                           3,276            3,328
                                                                                           ---------        ---------
            Total current liabilities                                                         46,810           50,219
Deferred income                                                                                1,000            1,000
Long-term liabilities:
   Long-term debt                                                                             75,306           98,292
   Senior subordinated notes, net                                                            108,463             --
   Restructuring liabilities, less current portion                                             1,299              822
   Other liabilities                                                                           3,119            4,149
Minority interest in consolidated subsidiary                                                    --                237
Common Stockholders' Equity:
   Common stock, $0.001 par value
       Authorized shares - 100,000,000
       Issued and outstanding shares - 35,956,761 and 34,981,208
        at December 31, 1997 and March 31, 1997,  respectively                                    36               35
   Warrants                                                                                    7,465            5,359
   Additional paid-in capital                                                                227,459          225,132
   Note receivable from shareholders                                                            --               (121)
   Unearned compensation                                                                        --               (615)
   Foreign currency translation adjustment                                                       147              (14)
   Deficit                                                                                  (251,651)        (197,093)
                                                                                           ---------        ---------
            Total common stockholders' equity                                                (16,544)          32,683
                                                                                           ---------        ---------
                                                                                           $ 219,453        $ 187,402
                                                                                           =========        =========



                             See accompanying notes

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   ---------------------       -----------------------
                                                                   DECEMBER      DECEMBER      DECEMBER      DECEMBER
                                                                   31, 1997      31, 1996      31, 1997      31, 1996
                                                                   --------      --------      --------      --------

Net sales                                                          $ 23,265      $ 31,541      $ 92,741      $ 75,695
Cost of goods sold                                                   15,042        13,954        49,061        31,475
                                                                   --------      --------      --------      --------

Gross profit                                                          8,223        17,587        43,680        44,220

Operating expenses:
    Selling, general and administrative                              22,627        17,591        62,353        43,418
    Research and development                                          3,189         2,233         8,864         5,359
    Restructuring charges                                              --            --           5,413         4,000
    Write-off of purchased research and development                    --            --            --          25,500
    Direct acquisition costs                                           --            --           4,220          --
                                                                   --------      --------      --------      --------

Total operating expenses                                             25,816        19,824        80,850        78,277
Loss from operations                                                (17,593)       (2,237)      (37,170)      (34,057)

Other income (expense):
    Accrued dividends on preferred stock of subsidiary                 --             (18)           (4)          (54)
    Interest income                                                     311           930         2,457         1,978
    Interest expense                                                 (5,689)       (2,479)      (16,443)       (5,379)
    Other                                                              --            --             464          --
                                                                   --------      --------      --------      --------
Loss before taxes and extraordinary item                            (22,971)       (3,804)      (50,696)      (37,512)
Provision (benefit) for income taxes                                   --              (8)            2          (378)

Loss before extraordinary item                                      (22,971)       (3,796)      (50,698)      (37,134)
Extraordinary item (early extinguishment of debt)                    (2,037)         --          (3,860)       (2,973)
                                                                   --------      --------      --------      --------

Net loss                                                           $(25,008)     $ (3,796)     $(54,558)     $(40,107)
                                                                   ========      ========      ========      ========

Net loss per share:
    Loss before extraordinary item                                 $(22,971)     $ (3,796)     $(50,698)     $(37,134)
    Dividends and accretion on redeemable convertible
       preferred stock                                                 --            --            --             398
    Loss before extraordinary item attributable to common
       stockholders                                                 (22,971)       (3,796)      (50,698)      (37,532)
    Extraordinary item                                               (2,037)         --          (3,860)       (2,973)
                                                                   --------      --------      --------      --------
    Net loss attributable to common stockholders                    (25,008)       (3,796)      (54,558)      (40,505)

    Basic and diluted loss per share before extraordinary item     $  (0.64)     $  (0.11)     $  (1.43)     $  (1.32)
                                                                   ========      ========      ========      ========
    Basic and diluted net loss per share                           $  (0.70)     $  (0.11)     $  (1.54)     $  (1.43)
                                                                   ========      ========      ========      ========

Weighted average number of common shares used to
       compute loss per share                                        35,862        33,531        35,416        28,345
                                                                   ========      ========      ========      ========




                             See accompanying notes.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                  Nine Months Ended
                                                               ------------------------
                                                              December 31,   December 31,
                                                                  1997          1996
                                                               ---------      ---------

Cash flows from operating activities:
    Net loss                                                   $ (54,558)     $ (40,107)
    Non cash items included in net loss:
       Extraordinary expense                                       3,334          2,433
       Depreciation and amortization                               7,897          3,884
       Amortization of deferred debt issuance costs                1,234            569
       Accretion and accrued interest on convertible notes          --               42
       Loss on retirement of assets                                  205              7
       Accrued dividend on preferred stock in subsidiary               4             54
       Accrued interest on officer loan                             (105)          --
       Write off of purchased research and development              --           25,500
       Provision for doubtful accounts                             1,005           (248)
       Compensation relating to stock option vesting                 615            263
       Other                                                        (812)            58
     Changes in operating assets and liabilities                 (27,180)       (37,730)
                                                               ---------      ---------
             Net cash used in operating activities               (68,361)       (45,275)
Cash flows from investing activities:
    Purchase of property and equipment                            (9,780)       (14,690)
    Purchase of patents                                             (278)        (2,300)
    Purchase of X-Cardia                                         (15,555)          --
    Proceeds from sale of short and long term investments         50,547            872
    Restricted cash, net                                         (13,388)           131
    Purchase of short and long term investments                  (26,561)       (18,882)
    Loans and advances to officers                                (1,305)          --
    Businesses purchased net of cash                                --          (33,880)
                                                               ---------      ---------
             Net cash used in investing activities               (16,320)       (68,749)
Cash flows from financing activities:
    Deferred financing fees paid                                  (7,641)        (6,081)
    Proceeds from issuance of common stock                           508         63,358
    Proceeds from long-term debt                                 132,301         72,060
    Proceeds from short term debt                                 33,300         15,000
    Repayment of long-term debt                                  (50,634)       (10,348)
                                                                              ---------
    Repayment of short-term debt                                 (42,550)        (5,823)
    Repurchase of preferred stock                                   (142)          --
                                                               ---------      ---------
             Net cash provided by financing activities            65,142        128,166
                                                               ---------      ---------
             Net (decrease) increase in cash                     (19,539)        14,142
Cash, beginning of period                                         22,574          6,865
                                                               ---------      ---------
Cash, end of period                                            $   3,035      $  21,007
                                                               =========      =========

    Cash paid for interest                                     $  12,836      $   4,115
                                                               =========      =========
    Cash paid for taxes                                        $    --        $       7
                                                               =========      =========

Non-cash investing and financing activities:
    Equipment acquired under capital leases                    $      27      $      41
                                                               =========      =========
    Warrants issued in early extinguishment of debt            $     385      $    --
                                                               =========      =========
    Issuance of common stock for X-Cardia purchase             $   1,820      $    --
                                                               =========      =========


                             See accompanying notes.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)



1. INTERIM REPORTING

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Imagyn Medical Technologies, Inc. ("Imagyn" or the "Company") and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect business combinations accounted for using the pooling of interests method.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1997, its condensed consolidated results of operations for the three and nine month periods ended December 31, 1997 and December 31, 1996, and its condensed consolidated cash flows for the nine month periods ended December 31, 1997 and December 31, 1996. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of those to be expected for the entire year.

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

    Financial information presented reflects the September 29, 1997 acquisition of Imagyn Medical, Inc. ("IMI"), which has been accounted for as a pooling of interest. The results of operations reported by the Company and those by IMI included in the accompanying interim consolidated financial statement are summarized below.


                       Three Months Ended                      Nine Months Ended
                    ---------------------------           ---------------------------
                   December 31,       December 31,      December 31,       December 31,
                      1997               1996               1997               1996
                    --------           --------           --------           --------
Net sales:
  Imagyn .......... $ 19,767           $ 28,891           $ 84,755           $ 67,790
  IMI .............    3,498              2,650              7,986              7,905
                    --------           --------           --------           --------
                    $ 23,265           $ 31,541           $ 92,741           $ 75,695
                    ========           ========           ========           ========

Net loss:
  Imagyn .......... $(23,519)          $ (2,452)          $(42,700)          $(38,153)
  IMI .............   (1,489)            (1,344)           (11,858)            (1,954)
                    --------           --------           --------           --------
                    $(25,008)          $ (3,796)          $(54,558)          $(40,107)
                    ========           ========           ========           ========

2. NET LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" in the third quarter of fiscal 1998. Net loss per share is based on the weighted average number of shares of common stock outstanding during all periods presented. Common stock equivalents have not been included in the calculation because they are anti-dilutive.


3. INVENTORIES

     Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).


                                       December 31, 1997       March 31, 1997
                                          -----------            ----------

Raw materials and supplies                $    17,892            $   10,147
Work in progress                                6,065                 3,606
Finished goods                                 19,527                10,310
                                          -----------            ----------
                                          $    43,484            $   24,063
                                          ===========            ==========
Distributor inventories                   $         -            $    6,307
                                          ===========            ==========



4. DEBT

     During December 1997 the Company entered into a new $40 million revolving bank credit facility. The credit facility will be used for working capital and matures in December 2000. The facility is secured by substantially all of the Company's assets and bears interest at prime plus 1.5% or LIBOR plus 3.25%. The Company pays a fee of 0.5% on the unused portion of the facility and is required to meet certain financial covenants under the facility. Available amounts under the revolving facility are based on eligible accounts receivable. As of December 31, 1997, the Company had outstanding borrowings of $20 million under this facility.


5. RESTRUCTURING

     In December 1995, the Company initiated a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. (Osbon) and Advanced Surgical, Inc. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through December 31, 1997 are summarized in the table below. The remaining restructuring accrual at December 31, 1997 relates primarily to terminated employee severance and facility lease obligations, which are expected to be paid in cash.


                                  Beginning                                                      Balance at
                                Restructuring    Non-Cash             Cash           Re-         December 31,
                                   Accrual        Charges           Charges    classifications      1997
                                  -------        --------       -------------    -----------       ---------
                                                                (in thousands)

Personnel reduction costs          $2,620          $ --            $1,867          $ (730)          $   23
Facility reduction costs            2,836           1,199           1,931             730              436
                                   ------          ------          ------          ------           ------
                                   $5,456          $1,199          $3,798          $ --             $  459
                                   ======          ======          ======          ======           ======

    In September 1996, the Company established a restructuring plan to eliminate redundant manufacturing facilities resulting from Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through December 31, 1997 are summarized in the table below.


                                    Beginning                                              Balance at
                                  Restructuring        Non-Cash              Cash          December 31,
                                     Accrual            Charges            Charges              1997
                                      ------             ------             ------             ------
                                                                 (in thousands)

Personnel reduction costs             $2,412             $ --               $1,548             $  864
Facility reduction costs               1,588               --                  390              1,198
                                      ------             ------             ------             ------
                                      $4,000             $ --               $1,938             $2,062
                                      ======             ======             ======             ======


     In March 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from mergers with Osbon and Microsurge Inc. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through December 31, 1997 are summarized in the table below.



                                    Beginning                                              Balance at
                                  Restructuring        Non-Cash              Cash          December 31,
                                     Accrual            Charges            Charges              1997
                                      ------             ------             ------             ------
                                                                 (in thousands)

Personnel reduction costs             $7,067             $ --               $5,335             $1,732
Facility reduction costs                 933                473                111                349
                                      ------             ------             ------             ------
                                      $8,000             $  473             $5,446             $2,081
                                      ======             ======             ======             ======


     In September 1997, the Company implemented a restructuring plan to consolidate redundant facilities and reduce personnel resulting from the merger with IMI. The estimated cost associated with each component of this restructuring plan and the cash and non-cash charges incurred through December 31, 1997 are summarized in the table below.



                                    Beginning                                              Balance at
                                  Restructuring        Non-Cash              Cash          December 31,
                                     Accrual            Charges            Charges              1997
                                      ------             ------             ------             ------
                                                                 (in thousands)

Personnel reduction costs             $3,598             $ --               $2,059             $1,539
Facility reduction costs               1,815               --                  554              1,261
                                      ------             ------             ------             ------
                                      $5,413             $ --               $2,613             $2,800
                                      ======             ======             ======             ======


     Although subject to future adjustment, management of the Company believes that restructuring reserves as of December 31, 1997 are adequate to complete the various restructuring plans.

6. INCOME TAXES

    The Company did not record an income tax provision or benefit for the quarter ended December 31, 1997 since the realization of tax benefits on operating losses is not assured.

7. CONTINGENCIES

      In July and August 1997, nine complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering, requesting certification of a class action, alleging various violations of federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All suits are based on substantially the same facts and have been brought on behalf of purchasers of the Company's Common Stock during various periods between July 18, 1996 and July 1, 1997. On October 6, 1997, the Court ordered the nine cases consolidated and ordered the plaintiffs to file an amended complaint setting forth all of the claims. On November 20, 1997, a consolidated and amended class action complaint was filed. The Company filed a motion to dismiss on December 23, 1997. The Company intends to vigorously defend the class action complaints.

     The Company filed a patent infringement suit against U.S. Surgical Corporation on October 16, 1997. In its complaint, the Company alleges that U.S. Surgical's ABBI breast biopsy device is infringing on two patents relating to Imagyn's Percutaneous incisional breast biopsy device, which will be marketed under the name SITESELECT (TM). The Company's complaint asks the court for an injunction barring further ABBI manufacturing and sales in the United States and damages for U.S. Surgical's willful infringement of the patents, and attorneys' fees.

     On November 19, 1997, US Surgical filed seven counterclaims against the Company. The claims allege patent infringement on a wide range of endoscopic products being marketed through the Surgical division of the Company.

     The Company intends to aggressively pursue its claim that the US Surgical ABBI device infringes on two of the Company's patents and it will vigorously defend the infringement claims that were filed by US Surgical in response to the Company lawsuit.

     In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.


8. SUPPLEMENTAL CASH FLOW INFORMATION

    Changes in operating assets and liabilities:

                                                       Nine Months Ended
                                            -----------------------------------
                                              December 31,         December 31
                                                    1997                1996
                                            ----------------     --------------

 Receivables                                   $    (25,521)       $   (14,418)
 Inventories                                        (13,114)           (15,727)
 Income tax receivable                                  377               (377)
 Prepaid expenses and deposits                          569             (3,878)
 Accounts payable and accrued liabilities            11,009             (4,935)
 Compensation and employee benefits                     142              1,271
 Restructuring liabilities                              388              1,326
 Other liabilities                                   (1,030)              (992)
                                                -----------        -----------
                                                $   (27,180)       $   (37,730)
                                                ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

     Net sales. For the three months ended December 31, 1997, net sales of $23.2 million were $8.3 million or 26.2% lower than sales of $31.5 million for the corresponding period in 1996. The decrease was attributable to a $9.6 million decline in urology sales including $3.0 million of sales of Rigiscan units to a single urology customer which did not reoccur in the current quarter which was partially offset by a $1.1 million increase in the Company's Surgical and Gynecology division sales. The Company believes that a majority of the decline in urology sales is attributable to the introduction of drug-based treatments for impotence. It is impractical for the Company to predict the long-term effects of this new treatment modality, however in the short term the Company believes that urology sales will continue to be negatively impacted by this new treatment modality.

    Gross profit. For the three months ended December 31, 1997, gross profit decreased $9.4 million or 53.2% over the same period in 1996. This decrease was attributable to both a decrease in sales over the period and a decline in gross profit margin. The gross profit margin decreased from 55.8% for the three months ended December 31, 1996 to 35.3% for the three months ended December 31, 1997. The decrease in gross profit margin was primarily due to a shift in sales from higher margin urology products to lower margin surgical and gynecology products. Higher margin urology products accounted for 53.3% of total sales, for the three months ended December 31, 1996, decreasing to approximately 31.1% of total sales during the three months ended December 31, 1997. Additionally an increase in international sales which comprised 16.8% of total sales during the three months ended December 31, 1997 compared to 4.6% of total sales in the corresponding period in 1996, also adversely impacted gross profit margin due to lower average product selling prices to international customers. Other factors having an adverse effect on current period gross profit margin included an increase of approximately $1.0 million to the Company's estimates for slow moving inventories and manufacturing inefficiencies resulting from lower production volumes during the current quarter. The Company is currently undertaking measures to reduce its manufacturing costs by reducing its manufacturing workforce and consolidating its two California manufacturing facilities. The Company expects to realize the full impact of these cost savings during the first quarter of its 1999 fiscal year.

     Selling, general and administrative. Selling, general and administrative expenses of $22.6 million for the three months ended December 31, 1997 were $5.0 million or 28.6% higher than selling, general and administrative expenses of $17.6 million for the corresponding period in 1996. The increase was due to the continued development of the Company's infrastructure, primarily in connection with the Company's critical care and international platforms and various promotional undertakings.

    Research and development. Research and development costs for the three months ended December 31, 1997 increased $1.0 million or 42.8% over the corresponding period in 1996. During fiscal 1997, the Company made significant investments in, and acquisitions of, technology. The increase in R&D expenditures is related to the development of new products using the acquired technologies.

    Net interest expense. Net interest expense for the three months ended December 31, 1997 increased $3.8 million over the corresponding period in 1996. The increase was primarily due to higher debt levels associated with the Company's 12.5% Senior Subordinated Notes.

    Extraordinary expense. During the three months ended December 31, 1997, the Company entered into a new $40 million revolving bank senior credit facility and repaid its previous revolving credit facility. The Company recorded an extraordinary loss of $2.0 million related to the write-off of deferred financing costs associated with its previous credit facility.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996.

     Net sales. For the nine months ended December 31, 1997, net sales of $92.7 million were $17.0 million or 22.5% higher than sales of $75.7 million for the corresponding period in 1996. Of this increase, $12.9 million was attributable to initial surgical stocking orders shipped during fiscal 1997 and recorded in the second quarter of fiscal 1998 and $20 million was attributable to an increase in surgical sales resulting from increased effectiveness of the Company's distribution channels, and the inclusion of sales for a full nine months from the Surgical division's (Richard-Allan) operations which was purchased on August 15, 1996. The surgical increases were partially offset by a $16.3 million decline in urology sales. The Company believes that a majority of the decline in urology sales is attributable to the introduction of drug-based treatments for impotence. It is impractical for the Company to predict the long-term effects of this new treatment modality. However, in the short term the Company believes that urology sales will continue to be negatively impacted by this new treatment modality. In addition the corresponding period in 1996 included $3.4 million of Rigiscan sales to a single urology customer which did not reoccur in the current quarter.

    Gross profit. For the nine months ended December 31, 1997, gross profit decreased $0.5 million or 1.2% over the same period in 1996. The decrease was the net result of an increase in sales over the period offset by a significant decline in gross profit margin. The gross profit margin decreased from 58.4% for the nine months ended December 31, 1996 to 47.1% for the nine months ended December 31, 1997. The decrease in gross profit margin was primarily due to a shift in sales from higher margin urology products to lower margin surgical and gynecology products. For the nine months ended December 31, 1996, higher margin urology products accounted for 56.5% of total sales, decreasing to approximately 28.5% of total sales during the nine months ended December 31, 1997.

    Selling, general and administrative. Selling, general and administrative expenses of $62.4 million for the nine months ended December 31, 1997 were $18.9 million or 43.6% higher than selling, general and administrative expenses of $43.4 million for the corresponding period in 1996. The increase was due to increased selling costs associated with growing sales and the continued development of the Company's infrastructure, and the inclusion of nine months selling general and administrative expenses relating to the Surgical division's (Richard-Allan) operation which was purchased on August 15, 1996.

    Research and development. Research and development costs for the nine months ended December 31, 1997 increased $3.5 million over the corresponding period in 1996. The Company continues to make significant investments in, and acquisitions of, technology. The increase in R&D expenditures is related to the development of new products using the acquired technologies.

    Restructuring. For the nine months ended December 31, 1997, the Company recorded a restructuring charge attributable to the merger with IMI of $5.4 million consisting of $3.6 million in personnel reduction costs and $1.8 million in facility reduction costs. Through December 31, 1997, $2.6 million of this restructuring charge had been paid.

    Direct acquisition costs. The Company had direct acquisition costs of approximately $4.2 million related to expenses paid to complete the IMI merger.

    Net interest expense. Net interest expense for the nine months ended December 31, 1997 increased $10.6 million over the corresponding period in 1996. The increase was primarily due to higher debt levels associated with the Company's 12.5% Senior Subordinated Notes which was completed during April 1997.

    Extraordinary expense. The Company recorded an extraordinary loss of $3.9 million related to the write-off of deferred financing costs, related to the early retirement of two different bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had working capital of $46 million. The Company's consolidated cash and cash equivalents and short-term investments of $3.0 million at December 31, 1997 decreased by $37.9 million over the nine months ended December 31, 1997. Uses of cash totaled $107.4 million during the nine months ended December 31, 1997 and related to cash used in operating activities ($68.4 million), restricted cash ($13.4 million) and cash used to purchase property, plant, equipment, patents and milestone technology payments to X-Cardia ($25.6 million). For the nine months ended December 31, 1997, $72.4 million in cash was provided from net incremental debt funding.

    The Company's negative cash flow from operations of $68.4 million for the nine months ended December 31, 1997, was primarily related to operating losses, and increases in accounts receivable and inventory. Net accounts receivable balances at December 31, 1997 were approximately $24.7 million higher than at March 31, 1997, as a result of increased sales and an increase in average days sales outstanding. Management anticipates further increases in accounts receivable in the fourth quarter of fiscal 1998, as sales volume increases. The Company's inventory balances at December 31, 1997 were approximately $19.4 million higher that at March 31, 1997, due to an increase in inventories to levels to support anticipated future sales increases, and the introduction of new products.

    Approximately $6.1 million of the Company's $7.4 million of remaining restructuring liabilities are projected to be paid over the next 12 months. The Company anticipates capital expenditures, primarily relating to tooling, fixtures and information systems, to be approximately $1.5 million over the next three months.

    During December 1997, the Company and its subsidiaries entered into a $40 million senior bank credit facility with a new senior lender. The senior credit facility is secured by substantially all of the assets of the Company and the Company is required to meet certain financial covenants. Amounts available under the senior credit facility are based on eligible accounts receivable. As of December 31, 1997, the Company had outstanding borrowings of $20 million under the senior credit facility. Subsequent to the quarter end the Company had borrowed an additional $8 million under the senior credit facility and its borrowing eligibility totaled $33 million.

    The Company is a holding company whose material assets consist primarily of the capital stock of its subsidiaries. Consequently, the Company is dependent upon dividends paid by its subsidiaries to pay the Company's debt obligations, including its obligations under the Company's $50 million convertible subordinated debentures and the $110 million senior subordinated notes. Amounts advanced under the $40 million senior bank credit facility have been loaned to the subsidiaries of the Company, and the Company has guaranteed the obligations of its subsidiaries.

    Based on current cash flows, the Company believes that additional funding will likely be necessary to fund its operations in the short-term.
Management has taken steps to improve the Company's liquidity position by focusing efforts on the collection of outstanding accounts receivable, and reducing expenses. During January 1998, the Company took steps to reduce operating costs by reducing its work force by approximately 120 people, and consolidating its operations, including the closing of its Laguna Niguel, California manufacturing facility. The Company anticipates annualized cost savings of approximately $18 million as a result of these cost saving measures. The Company expects to realize the full impact of these cost savings in the second quarter of fiscal 1999. The Company is actively seeking additional sources of financing and is currently marketing the sale of certain non-strategic assets and technology. However, the Company presently has no commitments for any such financing or potential buyers for certain non-strategic assets. Under the terms of the Company's senior credit facility and 12 1/2% Senior Subordinated Notes, the Company has restrictions on the amount of additional debt it can currently incur. No assurances can be given that additional financing will be available to the Company or that, if available, such financing will be obtainable on terms favorable to the Company. In the absence of such financing or the successful sale of certain assets the Company will be required to take additional steps to improve cash flow, including, but not limited to the scaling back of current operations.

BUSINESS RISKS

     Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, ability to raise additional financing, dependence on new products, ability to manage growth, reliance on patents and proprietary rights, government regulation and required approvals, potential healthcare reform, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K, as amended, for fiscal 1997 which has been filed with the Securities and Exchange Commission.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      In July and August 1997, nine complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering, requesting certification of a class action, alleging various violations of federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All suits are based on substantially the same facts and have been brought on behalf of purchasers of the Company's Common Stock during various periods between July 18, 1996 and July 1, 1997. On October 6, 1997, the Court ordered the nine cases consolidated and ordered the plaintiffs to file an amended complaint setting forth all of the claims. On November 20, 1997, a consolidated and amended class action complaint was filed. The Company filed a motion to dismiss on December 23, 1997.

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


ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

          Exhibit 10.1 - Credit Agreement, dated December 30, 1997, among BT Commercial Corporation as Agent, and the Company and its subsidiaries

          Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K

          Current Report on Form 8-K, dated September 29, 1997, relating to the acquisition of Imagyn Medical, Inc. (as filed with the SEC on October 6, 1997)

                                    SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of February 1998.

                      Imagyn Medical Technologies, Inc.,
                      a Delaware corporation

                      By:    /s/    CHARLES A. LAVERTY
                             ---------------------------------------------------
                             Charles A. Laverty
                             Chief Executive Officer/Chairman of the Board

                      By:    /s/    MICHAEL A. MONTEVIDEO
                             ---------------------------------------------------
                             Michael A. Montevideo
                             Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit 10.1 - Credit Agreement, dated December 30, 1997, among BT Commercial Corporation as Agent, and the Company and its subsidiaries.

Exhibit 27 - Financial Data Schedule