Form 10-K
period 1998-03-31
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1998-07-14
CIK 873209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 668-5858

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                                ----------------
                                  COMMON STOCK

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

   As of June 22, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $16,166,955. The number of shares outstanding of the Registrant's Common Stock as of June 22, 1998 was 36,303,125.

   Documents incorporated by reference into Part III: Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
  Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
  Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
  Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
  Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .      10

PART II
  Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . .      11
  Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .      12
  Item 7A      Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . .      23
  Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .      23
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  .      23

PART III
  Item 10.     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .      24
  Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24
  Item 12.     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .      24
  Item 13.     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .      24

PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . .      25

SIGNATURES                                                                                                II-1

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  Imagyn Medical Technologies, Inc. ("Imagyn" or the "Company") is a developer, manufacturer and distributor of products for the urology, minimally invasive and general surgery, and gynecology markets (the "Target Markets"). The Company has a broad offering of products used by healthcare professionals for patients suffering from impotence, and gynecological and urological disorders, and conditions requiring minimally invasive and general surgery. The Company was incorporated in August 1985.

  The Company's strategy is to: (i) expand the range of products to its growing Target Markets; (ii) leverage its sales force to increase sales of its existing, newly acquired and recently developed products, including sales through distributors and group purchasing organizations; (iii) further capitalize on efficiencies and synergies available by continuing to consolidate manufacturing of existing and acquired products into the Company's existing manufacturing operations; (iv) continue to acquire and develop additional innovative products and product lines; and (v) develop and expand an international sales and marketing presence to capitalize on opportunities it identifies in selected developed countries.

  In July 1995, the Company acquired Dacomed Corporation ("Dacomed") and Allstate Medical Products, Inc. ("Allstate") and, in December 1995, acquired Osbon Medical Systems Ltd. ("Osbon") and Advanced Surgical, Inc. ("Advanced"). Dacomed, Allstate, Osbon and Advanced were each acquired in stock-for-stock mergers, which were accounted for as pooling of interests. The Company completed the acquisitions of Endoscopic Imaging Systems, Inc. ("Endoscopic") (May 1996), The Intermed Group, Inc. ("Intermed") (June 1996) and Richard-Allan Medical, Inc. ("Richard-Allan") (August 1996) and the minimally invasive surgery product lines of O.R. Concepts (June 1996) and X-Med, Inc. (August
1996). In addition, the Company acquired X-Cardia Corporation ("X-Cardia") (February 1997) and Microsurge, Inc. ("Microsurge") (March 1997). In September 1997 the Company acquired Imagyn Medical, Inc. ("Imagyn Medical"). Endoscopic, Intermed, Richard-Allan and X-Cardia were accounted for as purchases. Microsurge and Imagyn Medical were accounted for as pooling of interests. The Company changed its name to Imagyn Medical Technologies, Inc. after the acquisition of Imagyn Medical.

MEDICAL PRODUCTS

  The Company offers a broad line of minimally invasive and general surgery instruments, which are sold primarily to general surgeons, gynecologists and urologists. The Company's comprehensive product line includes an antifogger, pneumo needles, trocars, graspers, scissors, retractors, a kittner, specimen retrieval bags, wound access and closure devices, and hand held instruments for both open and minimally invasive surgeries. The Company's products also include its Reflex(R) AEC35 articulating cutter and stapler, which is an endoscopic surgical instrument with articulation capabilities, its pivoting scissors and its AeroView(R), intubation visualization system which was recently introduced. The Company also recently introduced its EV-II, which is an inexpensive, portable video system that urologists, general surgeons, and gynecologists can attach to an endoscope. The Company has also offered since March 1997 a line of reposable surgical instruments. Reposable surgical instruments are surgical instruments which include a reusable portion and a disposable component. Reposable instruments have been developed to address the shortcomings of single-use disposable and traditional reusable surgical instrumentation.

  The Company offers a number of products designed for the treatment of urological disorders, including the leading vacuum erection system, a penile prosthesis and diagnostic equipment. The Company's vacuum erection systems include Esteem(TM), ErecAid(R), Catalyst(TM), and Impower(TM). During 1997, the Food & Drug Administration approved for the first time the sale of vacuum erection devices in the over-the- counter market. The Company has recently introduced a line of vacuum erection devices for sale over-the-counter, in drug stores. The Company's vacuum erection devices are not subject to patent protection that would prohibit others from offering competing products. The Company believes it is a leader in the vacuum erection system market primarily as a result of its high level of customer service and physician assistance in training patients on the use of the products. The Company also offers the RigiScan(R) System and the Knoll/MIDUS System, which are used to diagnose impotence. Many of the minimally invasive surgery products and medical/surgical products offered by the Company are used in the treatment of urological disorders.

  The Company offers several medical/surgical products designed for the treatment of incontinence, including a line of catheters and urinary drainage systems. These products are marketed to both gynecologists and urologists, as are the Company's AccuBar(TM) and AccuLoop(TM) vaporizing electrodes. Urologists use vaporizing electrodes to ablate prostate tissue, and gynecologists use them to ablate endometrial tissue.

  The Company is developing a number of additional products including additional articulating surgical instruments for use in minimally invasive surgery and a breast biopsy system, which recently received FDA clearance, and is being marketed as SiteSelect(TM). The Company's future success will depend in part on its ability to commercialize products under development and to develop new medical products both for its existing markets and for new markets. The extent and pace at which market acceptance of such products is achieved is a function of many variables, including price, product performance and attributes, product reliability, the effectiveness of marketing and sales efforts, the ability to meet delivery schedules, as well as general economic conditions affecting customers' purchasing patterns. New product development and introduction in the medical product market requires considerable time and capital and is subject to the risks of market acceptance and regulatory risks. There can be no assurance as to the continued market acceptance of the Company's existing products or the Company's ability to develop or acquire additional products in the future. See "Factors Affecting Future Operating Performance - Future Operating Results Dependent on Products."

SALES AND MARKETING

  The Company uses a combination of a direct sales force and a network of distributors to market and sell its products. This distribution channel, in combination with a telemarketing staff, a national accounts department and a network of international distributors gives the Company widespread access to the markets it serves.

  Domestic surgical sales representatives call on general surgeons and gynecologists, primarily in the operating room setting in hospitals and surgery centers. This sales force assists distributor sales personnel in selling the Company's full line of minimally invasive and general surgical instruments for a wide range of diagnostic and operative procedures. In addition, these sales representatives work with distributor sales representatives providing training and technical support for the sales efforts of the Company's distributors for these products.

  Domestic urology sales representatives call on urologists with the Company's urology products. The urology sales representative becomes an extension of the urologist's practice through patient education and in service training relating to the Company's products. As a value-added service to patients and physicians, the Company staffs a 24 hour, 365 days per year urology "hot line" to answer questions about erectile dysfunction and product use. The Company believes that its high level of customer and physician service is important to its market leadership in vacuum erection systems.

  The general surgery/gynecology sales forces sell EndoView(TM) and EV-II, self-contained video endoscopy systems that can be used by all medical specialties practicing visualization. The Company believes that the availability of innovative products, such as EndoView(TM), EV-II, AeroView(R) and the Reflex(R) AEC35(TM) articulating cutter and stapler, provides the Company's sales force with additional access to physicians and surgeons, and therefore, increases selling opportunities as physicians are anxious to learn about innovations which could have a material effect on their practices.

  Telemarketers solicit leads and reorders in support of both the urology and general surgery/gynecology sales forces. Telemarketing is an important source of sales for the Company's medical/surgical products as well, including catheters and urinary drainage systems. These products are typically sold to stocking distributors, hospitals and nursing home chains.

  A national accounts staff seeks national and regional contracting opportunities for the Company's products, prepares competitive proposals, makes presentations and enters into long term sales relationships with hospital chains, managed care organizations and medical/surgical distributors. The Company has recently entered into several agreements with large group purchasing organizations.

INTERNATIONAL SALES

  International sales (sales outside of North America) were $2.8 million, $12.7 million and $16.8 million, for the nine months ended March 31, 1996 and for the years ended March 31, 1997 and 1998, respectively. The Company distributes its products through a network of distributors covering a number of countries outside of North America.

MANUFACTURING

  The Company's manufacturing operations are conducted primarily at its facilities in Costa Mesa, California and Richland, Michigan. At its Costa Mesa facility, the Company conducts injection molding operations, assembles products and conducts quality assurance procedures. The Company has a Class 100 clean room at its Costa Mesa facility. Because of the Company's injection molding capabilities, the Company has been able to manufacture a number of its acquired products in-house. The Company's manufacturing facility in Richland, Michigan is a sophisticated manufacturing facility devoted to surgical instruments that employs many manufacturing techniques designed to lower costs and insure quality.

  The Company manufactures and distributes Class I, II and III medical devices following "good manufacturing practice" ("GMP") guidelines at its manufacturing facilities in Costa Mesa, California and Richland, Michigan. The Company's manufacturing operations consist of the fabrication of certain specialized components and assembly, inspection, testing and packaging of these components into a final product. Final assembly and packaging operations for some of the products are conducted in environmentally controlled rooms. Various components, subassemblies and certain finished products are manufactured by suppliers to the Company's specifications. The Company's Costa Mesa, California and Richland, Michigan manufacturing facilities are ISO9001 certified.

COMPETITION

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

  In the minimally invasive surgery market, the Company competes with medical products companies, including United States Surgical Corporation and Ethicon, Inc., a division of Johnson & Johnson. In the erectile dysfunction market, the Company competes with companies such as Mission Pharmacal and Mentor. The Company's products also compete with those of others designed for alternative methods of treatment, such as drugs sold by pharmaceutical companies (e.g., Viagra(R) which is sold by Pfizer Corporation) and others as a treatment for erectile dysfunction.

RESEARCH AND DEVELOPMENT; PRODUCT DEVELOPMENT

  The Company recognizes that the sale of medical products requires continuous development of new products and refinements of established products. A major component of the Company's research and development strategy involves identifying products and companies that have developed products that may be potential acquisition candidates. The Company believes that there are a number of opportunities to acquire products and technologies that have been partially developed.

  The Company had $4.4 million, $8.0 million and $11.9 million in research and development expenditures, for the nine months ended March 31, 1996 and for the years ended March 31, 1997 and 1998, respectively. The historical focus of the Company's research and development strategy has been a program of actively acquiring or licensing developed technology. As a result, the Company has acquired a number of technologies and partially developed products and has consolidated the research and development groups of certain acquired companies
into a single group.   See "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

  The Company's current research and development efforts include completion of animal studies and clinical trials and regulatory approval of its cardiac output monitoring device. The Company is also working closely with a manufacturer to develop and obtain regulatory approval for brachytherapy seeds which will be used in the treatment of prostate cancer. The Company recently obtained United States regulatory clearance for its breast biopsy system. In addition, the Company has several product development projects underway which involve enhancements of, or improvements to, existing products. As the Company has acquired businesses and technologies, it has acquired a number of products under development which has and will require additional research and development efforts by the Company in an attempt to bring products to market.

  The Company employs a product development staff with product design capabilities and also employs a product quality department to ensure that its products are acceptable for patient use.

PATENTS, LICENSES AND TRADEMARKS

  The Company believes that patents and other proprietary rights are important to its business. The Company's commercial success and future revenue growth will depend, in part, on its ability to operate without infringing on the rights of others both in the United States and abroad and not breaching technology licenses that cover technology used in the Company's products. The Company owns or has authority to use United States and foreign patent rights with respect to some of its medical products and has filed, and expects in the future to file, patent applications. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products and processes, obtain licenses or cease certain activities. If such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. The Company believes that some measure of patent protection with respect to its products will be required to allow it to compete with large medical products companies. There can be no assurance that the Company will continue to develop or acquire products or processes that are patentable or that the patents applied for will be issued or that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide the Company with competitive advantages. In addition, the Company could incur substantial costs in defending its proprietary rights and there can be no assurance that a competitor's technology or product would be found to infringe such rights. Although the Company believes that its patents are valid, there can be no assurance that the validity of any patent will be upheld if asserted by the Company against any party. Further, there can be no assurance as to the breadth and degree of protection of these rights or that other companies will not independently develop products similar to the Company's products that will not infringe on the Company's rights but will compete directly with the Company's products. In addition, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the United States.

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

  With the enactment of the Medical Device Amendments in May 1976 to the FDC Act, the FDA classified medical devices in commercial distribution into three classes, Class I, II or III. This classification is based on the controls necessary reasonably to ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification and adherence to GMP regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA pursuant to a premarket approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life-supporting or implantable devices.

  The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a premarket notification clearance pursuant to Section 510(k) of the FDC Act ("510(k) Notification") or a PMA prior to being introduced into the market. In general, clearance of a 510(k) Notification may be obtained if a manufacturer or distributor of a medical product can establish that a new device is "substantially equivalent" in terms of safety, effectiveness and intended use to another legally marketed and approved medical device. The FDA may also require review by an advisory panel as a condition for 510(k) Notification, which can further lengthen the process. In addition to requiring clearance for new products, FDA rules typically require a filing and a waiting period prior to marketing modified versions of existing products. The Company anticipates that most of its products will be eligible for the 510(k) Notification procedure. The process of obtaining a 510(k) Notification typically takes at least three months from the date of filing of the application and generally requires the submission of supporting data, which in some cases can be extensive and, as a result, may extend the process for a considerable length of time. At this time, the FDA typically responds to a submission of a 510(k) Notification within 90 to 360 days. Market clearance may take three to twelve months or longer. If the FDA were to require suspension of the sale of one or more of the Company's products pending receipt of a newly required 510(k) Notification or if the FDA were to refuse to grant 510(k) Notification, the Company's revenues and operating income could be materially and adversely affected. Under the Safe Medical Devices Act of 1990 ("SMDA"), the FDA is directed to adopt new 510(k) notice regulations which could potentially make the approval process for the Company's products more time-consuming, difficult and expensive. The SMDA includes new provisions relating to post-market surveillance requirements for certain types of devices and authorizes the FDA to adopt new controls to be applied to certain devices such as some being developed by the Company, including the promulgation of a performance standard requirements for patient registries and imposition of guidelines.

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

  Through March 31, 1998, substantially all of the Company's FDA marketing clearances have been obtained through the 510(k) process. Certain future applications, however, may require PMA clearance. The Company believes that it is in material compliance with the FDA's 510(k) requirements for new and modified devices. The FDA has announced a program to review approvals (510(k)s and PMAs) for certain devices. There can be no assurance that upon any such review the FDA will agree with the Company's determination regarding its 510(k)s. If the FDA were to disallow a 510(k) marketing clearance for any device, the Company could be required to file appropriate applications, either 510(k) or PMA, with the FDA or be required to take the products in question off the market. Also, the FDA could bring regulatory or enforcement actions against the Company. The Company has and continues to meet the requirements for FDA compliance through their good manufacturing practice guidelines and semi-annual FDA inspections.

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

   There can be no assurance that the Company will obtain timely regulatory approval for its future products, or that existing approvals will not be withdrawn. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, product recalls, seizure of products, operating restrictions, refusal of the government to allow each company to enter into supply contracts, and criminal prosecution. In addition, governmental regulations may be established that could prevent or delay regulatory approval of any of the Company's products. Delays in receipt of, or failure to receive, approvals, or the loss of previously received approvals, could have a material adverse affect on the Company's business, financial condition and results of operations.

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

  There have been a number of proposals over the last several years that, if implemented, could have the effect of eliminating or reducing, or curtailing increases in, Medicare and Medicaid reimbursement for certain medical products, and there has been increasing pressure from private payors to limit increases in healthcare costs. Any of these proposals (including without limitation any such proposal relating to the Company's impotence products), if adopted could have a material adverse effect on the Company's business, results of operations, future sales or its ability to collect accounts receivable related to such sales and historical sales. In addition, increased pricing pressure from private payors could have a material adverse effect on the Company's business, results of operations or financial condition.

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

ENVIRONMENTAL MATTERS

  The Company also is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and liquid hazardous wastes) or (ii) impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of the Company's operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred any significant expenditures or liabilities for environmental matters to date. However, no assurance can be given that the Company will not incur significant expenditures in future periods with respect to complying with environmental laws.

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

EMPLOYEES

  As of May 31, 1998, the Company employed approximately 600 persons.   The
Company has experienced no work stoppages and is not a party to any collective bargaining agreement. The Company believes that its relations with employees are good.

CORPORATE EXECUTIVE OFFICERS

  The following table sets forth the names and ages of executive officers of the Company as of June 30, 1998. A summary of the background and experience of each of these individuals is set forth below.


                            NAME                        AGE                POSITION HELD
                            ----                        ----               -------------
                     Charles A. Laverty                  52        Chairman of the Board and Chief Executive Officer
                     Bruce A. Hazuka                     51        Executive Vice President and Chief Operating Officer
                     Michael A. Montevideo               44        Senior Vice President and Chief Financial Officer
                     Kevin M. Higgins                    56        Senior Vice President and General Counsel
                     Randall L. Condie                   43        President -- Urology Products
                     Michael Schuler                     48        President -- Surgical Products
                     M. Cassandra Hoag                   43        President -- Gynecology Products

  CHARLES A. LAVERTY became Chief Executive Officer in September 1994, and Chairman of the Board of Directors in December 1994. Mr. Laverty has spent the last 15 years of his 20 years of management and marketing experience in the healthcare field. Prior to joining the Company, Mr. Laverty was employed as Senior Executive Vice President and was a director of Coram Healthcare Corporation, which was formed by the merger of Curaflex Health Services, Inc., HealthInfusion, Inc., Medisys, Inc., and T2 Medical, Inc. Mr. Laverty served as the Chairman of the Board, President and Chief Executive Officer of Curaflex Health Services from February 1989 to July 1994. Prior to his association with Curaflex, Mr. Laverty served as President and Chief Executive Officer of InfusionCare, Inc., a home infusion services company, from October 1988 to February 1989. In addition, he has held several positions, including Chief Operating Officer, with Foster Medical Corporation, a durable medical equipment supply company, and worked in both sales and management for C.R. Bard, a medical device company.

  BRUCE HAZUKA has served as Executive Vice President -- Operations since September 1995 and became Chief Operating Officer in March 1997. Mr. Hazuka has spent his entire 27 years of general management, marketing and operations experience in the healthcare field, and was founder, President and Chief Executive Officer of Healthcare Associates, Inc. which was founded in January 1990. Prior to joining the Company, Mr. Hazuka served as Chairman of the Board, President and Chief Executive Officer of Allscrips Pharmaceuticals, Inc., a pharmaceutical benefits management company, from September 1990 to June 1994. Mr. Hazuka is a director of Integrated Medical Resources, Inc., a provider of disease management services for men suffering from erectile dysfunction.

   MICHAEL A. MONTEVIDEO has served as Senior Vice President and Chief Financial Officer of the Company since October 1997. From 1985 to 1997, Mr. Montevideo was employed by FHP International Corporation, most recently serving as Vice President and Treasurer. Prior to 1985, he held various financial positions at Fluor Corporation and Hughes Aircraft Company.

  KEVIN M. HIGGINS became Senior Vice President and General Counsel of the Company in November 1995. From 1989 to 1995 Mr. Higgins was Vice President and General Counsel of Curaflex Health Services, Inc. From 1987 to 1989 he was Vice President and General Counsel of Foster Medical Corporation. Prior to that, Mr. Higgins was with Avon Products, Inc.

  RANDALL L. CONDIE has served as President - Urology Products since December 1997. Prior to that, Mr. Condie was President - Medical/Surgical Products and Vice President, National Accounts for the Company, serving in that capacity since August 1995. Prior to that he held several executive sales management positions with the Company since October 1994. From March 1993 to September 1994 Mr. Condie was Regional Vice President of NMC Home Care, Inc. a division of W.R. Grace Inc.

  MICHAEL SCHULLER joined the Company in January 1996 as Senior Vice President, New Business Development. He became President -- Visualization Products in August 1996 and President - Surgical Products in December 1997. Prior to joining the Company, Mr. Schuler was with Advanced Surgical, Inc. from 1992 until 1995. He was appointed Chief Executive Officer of Advanced Surgical in 1994. Prior to Advanced, Mr. Schuler was with Johnson & Johnson Interventional Systems as Vice President of Product Management.

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

ITEM 2. PROPERTIES

  The following table summarizes the leased and owned facilities of the
Company:

                                                                                              SQUARE
                         FACILITY LOCATION                    PRIMARY USES                      FEET     LEASED/OWNED
                         -----------------                    ------------                     ------    ------------
                         Newport Beach, CA                 Corporate Offices                   17,500       leased
                         Costa Mesa, CA                      Manufacturing                     42,400       leased
                         Irvine, CA                            Warehouse                       42,000       leased
                         Richland, MI             Manufacturing; Sales; Administration         43,500       owned
                         Augusta, GA                 Sale Offices; Administration;             31,656       leased
                         Augusta, GA                       Offices; Warehouse                  57,500       owned
                         Watertown, SD                       Manufacturing                     15,700       leased
                         Sparta, NJ                       Office and Warehouse                  7,000       leased
                         Laguna Niguel, CA               Research & Development                15,524       leased

  The Company has entered into a five-year lease expiring in April 2001 with respect to approximately 17,500 square feet of office space which is used for the Company's corporate executive offices. The lease provides for monthly rental payments of approximately $24,000 per month.

  The Company leases approximately 42,400 square feet of space in Costa Mesa, California that is used for manufacturing and assembly of its medical products. The lease expires on March 31, 1999 and provides for monthly rental of $20,352 during 1997 and $22,048 during 1998.

  The Company leases approximately 42,000 square feet of warehouse space in Irvine, California which is used as a warehouse facility. The lease expires in December 1998 and provides for monthly rental payments of $24,700 per month.

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

  The Company leases 15,700 square feet of space at a plant location in Watertown, South Dakota. The lease runs from August 1, 1995 through July 31, 2000 and provides for rental payments of $2,171 per month. The lease requires the Company to pay for utilities and other costs not specifically borne by the landlord. The Company also leases 1,115 square feet of office space in Minnetonka, Minnesota. The lease is a month- to-month lease and provides for rental payments of $1,218 per month. These leases relate to medical/surgical product operations.

  The Company leases approximately 7,000 square feet of office and warehouse space in Sparta, New Jersey. The lease runs from August 1996 through March 2000, and provides for rental payments of $8,500 per month.

  The Company leases approximately 15,524 square feet of office space in Laguna Niguel, California. This space is used for the Company's research and development operations. The rent on this facility is approximately $13,816 per month and the lease expires on December 31, 1998. The Company is also leasing an additional 10,750 of space at this location at a monthly rental of $10,428 which the Company is presently attempting to sub-lease to a third party.

ITEM 3. LEGAL PROCEEDINGS

  In July and August 1997, nine complaints were filed against the Company, certain of its officers and directors and, in certain complaints, the lead underwriters of the Company's November 1996 public offering requesting certification of a class action, alleging various violations of Federal securities laws and seeking unspecified compensatory damages. The suits were filed in the United States District Court for the Central District of California. All of the suits are based on substantially the same facts and have been brought on behalf of purchasers of Common Stock of the Company during various periods between July 18, 1996 and July 1, 1997. On October 6, 1997, the Court ordered the nine cases consolidated and ordered the plaintiff to file an amended complaint setting forth all of the claims. On November 20, 1997, a consolidated and amended complaint was filed. The Company filed a motion to dismiss the lawsuit on December 23, 1997, and the motion was denied on March 19, 1998. The parties have just begun discovery.

  On October 16, 1997, the Company filed a patent infringement lawsuit against U.S. Surgical Corporation alleging that U.S. Surgical's breast biopsy system infringes upon two patents owned by the Company. In response to the lawsuit, U.S. Surgical filed counterclaims against the Company alleging that certain of the Company's products infringe on seven U.S. Surgical patents. The Company believes that the counterclaims are without merit. The parties are in the discovery phase of the proceedings.

  In addition, the Company is involved in other litigation in the normal course of business, including litigation relating to the Company's current liquidity situation. The Company does not anticipate that adverse outcomes in currently pending litigation would have a material adverse affect on its business, results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "IMTI." From November 26, 1996 until March 24, 1998, the Company's Common Stock was traded on the Nasdaq National Market. Prior to November 26, 1996, the Company's Common Stock was traded on the American Stock Exchange. The following table sets forth the high and low closing sales prices per share for the periods indicated.


                           FISCAL 1997:
                             First quarter           $16               $11  3/4
                             Second quarter          $15 1/4           $9   1/2
                             Third quarter           $13 1/4           $7   1/4
                             Fourth quarter          $11 7/8           $7   1/4

                           FISCAL 1998:
                             First quarter           $10 1/4           $4   3/4
                             Second quarter          $6  1/8           $4
                             Third quarter           $     6           $2  9/32
                             Fourth quarter          $3  1/8           $1 13/32

  The Company has received notice from the Nasdaq that the Company does not currently satisfy the continued listing criteria for inclusion of the Company's Common Stock on the Nasdaq SmallCap Market, and requesting information from the Company regarding the Company's plan for achieving compliance with the continued listing criteria. In the event that the Company is unable to provide a plan for achieving compliance acceptable to the Nasdaq, the Company's Common Stock would begin to trade in the over-the-counter market (OTC:BB).

  The Company has never paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings, if any, to finance the anticipated growth of its business. In addition, the Company is restricted from paying cash dividends under the terms of outstanding indebtedness.

  As of June 22, 1998, there were 1,570 record holders of the Company's outstanding Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data of the Company have been derived from the consolidated financial statements of the Company which have been prepared in accordance with United States generally accepted accounting principles and include the statements of operations and balance sheet data for Osbon Medical Systems, Ltd. ("Osbon"), Advanced Surgical, Inc. ("Advanced"), Dacomed Corporation ("Dacomed"), Allstate Medical Products, Inc. ("Allstate"), Microsurge, Inc. ("Microsurge") and Imagyn Medical, Inc. (Imagyn Medical) which acquisitions were accounted for as pooling-of-interests transactions. The selected consolidated financial data presented below also includes statement of operations and balance sheet data for Richard-Allan, which has been accounted for as a purchase, from August 14, 1996. For further information on these and other business combinations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" contained elsewhere in this report.


                                                                   NINE MONTHS 12-MONTHS          YEAR  ENDED
                                                                      ENDED       ENDED     ---------------------
                                            YEAR  ENDED JUNE 30,   MARCH 31,(1)  MARCH 31,  MARCH 31,   MARCH 31,
                                            ---------   ---------   ---------   ---------   ---------   ---------
                                              1994         1995        1996       1996        1997        1998
                                            ---------   ---------   ---------   ---------   ---------   ---------
                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
    STATEMENTS OF OPERATIONS DATA:
      Net sales ..........................  $  38,385   $  47,981   $  44,131   $  57,588   $  94,014   $ 105,519
      Gross profit .......................     23,770      29,868      28,100      36,843      53,305      45,928
      Selling, general and administrative      39,062      43,865      40,315      52,131      63,741      88,031
      Research and development ...........     13,397       7,203       4,459       5,999       7,984      11,897
      Restructuring, direct acquisition and
        other costs(2) ...................      1,000       7,663       9,688      10,539      62,832       8,066
                                            ---------   ---------   ---------   ---------   ---------   ---------
      Loss from operations ...............    (29,689)    (28,863)    (26,362)    (31,826)    (81,252)    (62,066)
      Interest expense ...................        394         345       1,227       1,134       8,143      22,234
    Loss from continuing operations
      before discontinued operations and
      extraordinary item .................    (29,794)    (30,106)    (24,239)    (30,345)    (86,539)    (81,163)
    Basic and diluted loss per share
      from continuing operations and
      before discontinued
      operations and extraordinary
      item ...............................  $   (1.57)  $   (1.46)  $   (1.13)  $   (1.38)  $   (2.90)  $   (2.28)


                                                                        JUNE 30,                    MARCH 31,
                                                                 --------------------   -------------------------------
                                                                    1994      1995        1996       1997        1998
                                                                 ---------  ---------   ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
    BALANCE SHEET DATA:
      Cash and equivalents ....................................  $  14,292  $   4,825   $   6,622  $  22,574  $     702
      Working capital (deficit) ...............................  $  20,598  $   9,147   $   5,555  $  42,938  $ (55,656)
      Total assets ............................................  $  40,448  $  34,765   $  44,196  $ 186,041  $ 202,786
      Notes payable, bank term loan, capital leases and line of
        credit ................................................  $   6,881  $   3,997   $  16,091  $  60,870  $  39,980
      Convertible subordinated notes ..........................         $-         $-   $   2,276  $   5,268         $-
      Convertible subordinated debentures .....................         $-  $   1,077          $-  $  50,000  $  50,000
      Long-term liabilities, minority interest, and redeemable
        convertible preferred stock ...........................  $  22,131  $  22,864   $   5,635  $   5,208  $   3,864
     Senior subordinated notes, net ...........................         $-         $-          $-         $-  $ 108,306
      Common stockholders' equity (deficiency) ................  $   7,012  $  (4,971)  $   3,828  $  32,260  $ (49,923)

(1) During 1996, the Company changed its fiscal year end from June 30 to March
    31.

(2) Includes restructuring charges, write-off of purchased research and development, direct acquisition costs and settlement of litigation. (See
    Note 7 of Notes to Consolidated Financial Statements contained elsewhere in this report).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Background. Since October 1994, Imagyn has been transformed from a research and development company into a fully-integrated medical products company.

  Historical Growth through Acquisitions; Pooling and Purchase Accounting. The Company's business and operating results since July 1995 have been significantly affected by the large number of acquisitions completed since that time. The mergers of Dacomed and Allstate were completed on July 28, 1995, the acquisitions of Osbon and Advanced closed on December 29, 1995, the acquisition of Microsurge was completed on March 31, 1997 and the acquisition of Imagyn Medical was completed on September 29, 1997. The operations of the Company are presented on a combined basis historically, as these transactions were all accounted for as poolings of interests. On May 22, 1996, Imagyn acquired Endoscopic Imaging Systems, Inc. and on June 1, 1996 and June 5, 1996 Imagyn acquired Intermed and the minimally invasive surgery product lines of O.R. Concepts, respectively. All three of these transactions were accounted for as purchases and are included in Imagyn's financials as of the date of the acquisitions. On August 14, 1996, Imagyn acquired Richard-Allan and on February 28, 1997, Imagyn acquired X-Cardia. These acquisitions were also accounted for as purchases, therefore, the results from Richard-Allan have been included commencing August 14, 1996 and the results of X-Cardia have been included from February 28, 1997, the date each acquisition closed, respectively.

  Integration of Acquisitions; Restructuring Charges. The Company has recorded significant direct acquisition costs, write-off of purchased research and development and other charges related primarily to the Company's acquisitions which have adversely impacted operating results during the periods discussed below. The restructuring charges related primarily to personnel reduction costs and facility reduction costs, as well as write-downs of acquired assets to their estimated net realizable value. For the year ended March 31, 1998, these charges totaled $8.0 million, consisting of $3.8 million of restructuring charges and $4.2 million of merger and acquisition costs. The Company anticipates cost savings in future periods relating to restructuring plans implemented during the third quarter of fiscal 1998, primarily relating to the elimination of certain administrative and manufacturing functions in its Laguna Niguel facility.

As a result of the foregoing, Imagyn's fiscal 1998 results are not necessarily comparable to prior periods. The fiscal 1998 results also may not be comparable due to, among other reasons, the pooling of results of operations of merged entities for periods during which such entities were operated under a different
management.   In addition, historical results are not necessarily indicative of, nor will they be comparable to, the financial results that the Company will realize in future periods.

  Change in Fiscal Year End. In 1996, Imagyn changed its fiscal year end from June 30 to March 31, therefore, the following discussion for fiscal 1998 compares the year ended March 31, 1998 with the year ended March 31, 1997 and fiscal 1997 is compared with the twelve month period ended March 31, 1996.

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997.

   Net sales. For the year ended March 31, 1998 ("fiscal 1998" or "1998"), net sales of $105.5 million were $11.5 million or 12.2% higher than sales of $94.0 million for the year ended March 31, 1997 ("fiscal 1997" or "1997"). Of this increase, $12.9 million was attributable to initial surgical stocking orders shipped during fiscal 1997 and recorded in the second quarter of fiscal 1998 and $17.5 million was attributable to an increase in surgical sales resulting from increased effectiveness of the Company's distribution channels, and the inclusion of sales for a full year from the Surgical division's (Richard-Allan) operations which was purchased in August 1996. The surgical increases were partially offset by a $20.3 million decline in urology sales. The Company believes that a majority of the decline in urology sales is attributable to the introduction of drug-based treatments for impotence. The Company is unable to predict the long-term effects of this new treatment modality. However, in the short term the Company believes that urology sales will continue to be negatively impacted by this new treatment modality. In addition, fiscal 1997 included $3.4 million of Rigiscan sales to a single urology customer which did not reoccur in 1998. Net sales of the Company's urology products, minimally invasive and general surgery products and incontinence products represented 31.7%, 63.2% and 5.1%, respectively, of net sales for 1998.

  Gross profit. For fiscal 1998, gross profit decreased $7.4 million or 13.8% over 1997. The decrease was the net result of an increase in sales over the period offset by a significant decline in gross profit margin. The gross profit margin decreased from 56.7% for 1997 to 43.5% for 1998. The decrease in gross profit margin was primarily due to a shift in sales from higher margin urology products to lower margin surgical products. For 1997, higher margin urology products accounted for 57.2% of net sales, decreasing to approximately 31.7% of net sales during 1998.

  Selling, general and administrative. Selling, general and administrative expenses of $88.0 million for 1998 were $24.3 million or 38.1% higher than selling, general and administrative expenses of $63.7 million for 1997. The increase was due to increased selling costs associated with growing sales and the continued development of the Company's infrastructure, and the inclusion of twelve months selling general and administrative expenses relating to the Surgical division's (Richard-Allan) operation which was purchased in August 1996.

  Research and development. Research and development costs for 1998 increased $3.9 million over 1997. The Company continues to make significant investments in, and acquisitions of, technology. The increase in R&D expenditures is related to the development of new products using the acquired technologies.

  Restructuring. For 1998, the Company recorded a net restructuring charge of $3.8 million consisting of $2.6 million in personnel reduction costs and $1.2 million in facility reduction costs. Through March 31, 1998, $3.3 million of this restructuring charge had been paid.

  Direct acquisition costs. The Company had direct acquisition costs of approximately $4.2 million related to expenses paid in connection with the Imagyn Medical merger.

   Discontinued operations. In April 1998, the Company decided that its reusable pad and diaper business acquired through its July 1995 acquisition of Allstate, would no longer be considered part of its core business. The Company is currently negotiating with prospective buyers in an effort to sell the operation's assets and liabilities. The Company has accounted for the operations of Allstate as a discontinued operation and prior years financial statements have been restated to reflect the discontinuation of this operation. As a consequence of this decision, the Company also recorded its estimate of the loss to be incurred by Allstate's operations of $1.7 million from April 1, 1998 until the anticipated disposal date, expected to be in the latter part of the Company's 1999 fiscal year.

  Net interest expense. Net interest expense for 1998 increased $14.1 million over 1997. The increase was primarily due to higher debt levels associated with the Company's 12.5% Senior Subordinated Notes which were issued during April 1997.

  Extraordinary expense. The Company recorded an extraordinary loss of $3.9 million during 1998 related to the write-off of deferred financing costs, related to the early retirement of two different bank credit facilities.

YEAR ENDED MARCH 31, 1997 COMPARED TO TWELVE MONTHS ENDED MARCH 31, 1996

  Net sales. Net sales during 1997 increased $36.4 million, or 63.3%, over the twelve months ended March 31, 1996. This increase was primarily due to higher sales of urology products which increased $11.8 million, or 28%, to $53.7 million, the purchase of Richard-Allan in August 1996 which increased revenues by approximately $16.3 million, and the year over year growth in product line revenue from Microsurge which increased revenues by $3.1 million and Imagyn Medical which increased revenues by $5.7 million. Net sales of the Company's urology products, minimally invasive and general surgery products, and incontinence products represented 57.2%, 38.5% and 4.3%, respectively, of net sales for 1997.

  Gross profit. Gross profit during 1997 increased $16.5 million, or 44.7%, over the 12-months ended March 31, 1996. The gross profit percentage was 56.7% in 1997 and 63.9% for the 12-months ended March 31, 1996. The decrease in gross profit percentage was primarily due to a change in the mix of products sold and the write off of discontinued product inventory of approximately $1.7 million. During the 12-months ended March 31, 1996, the Company's higher margin urology products accounted for 72.8% of sales, decreasing to 57.2% of sales in fiscal 1997.

  Selling, general and administrative. Selling, general and administrative expenses during 1997 increased by $11.6 million, or 22.2%, compared to the 12-months ended March 31, 1996. The increase in selling, general and administrative expenses was related to increased sales levels and the selling, general and administrative expenses of Microsurge and Richard-Allan which were acquired during fiscal 1997. As a percentage of sales, selling, general and administrative expenses decreased to 67.8% for 1997 from 90.5% for 1996. The Company implemented a restructuring plan during the fourth quarter of fiscal 1997 at its Augusta, Georgia urology division to eliminate assembly operations, and reduce administrative and finance functions.

  Research and development. Research and development expenses during 1997 increased $1.9 million, or 33.1%, over the 12-months ended March 31, 1996. The increase was largely due to the Company devoting additional resources to accelerate the development of new products for its gynecology and visualization product lines.

  Write-off of purchased research and development. Subsequent to the acquisition of Richard-Allan and X-Cardia, a study was conducted to determine the proper allocation of the purchase price for each of these acquisitions. An independent valuation of assets acquired was performed and used as an aid in determining the fair market value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price properly attributed to incomplete research and development projects that should be expensed. Additionally, during the fourth quarter of fiscal 1997 the Company made acquisitions of technologies under development that were also accounted for as purchased research and development and written-off. Accordingly, $25.5 million, $11.5 million and $10.2 million have been expensed in connection with the acquisitions of Richard-Allan, X-Cardia and other technology purchases, respectively.

  Restructuring charges. In September 1996, the Company implemented a $4.0 million restructuring plan to eliminate redundant manufacturing facilities resulting from the Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the Company's existing manufacturing locations. This restructuring includes severance costs for approximately 18 employees, certain facility closures and elimination of other redundant selling and administrative costs.

  In March 1997, the Company implemented a $8.0 million restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Osbon and Microsurge. The plan provides for the elimination of approximately 90 personnel and the closure of all significant operations at Osbon (except for customer service, sales and a limited accounting support staff) and the closure of all Microsurge facilities.

  The combined restructuring charge recorded in 1997 totaled $12.0 million
consisting of $9.5 million in personnel reductions and   $2.5 million in
facility reductions. Through March 31, 1997, approximately $5.6 million of this restructuring charge had been used. Although subject to future adjustment, management of the Company believes that restructuring reserves as of March 31, 1997 are adequate to complete the restructuring.

  Direct acquisition costs. Merger and acquisition costs during 1997 decreased $1.5 million, or 29.2%, over the 12-months ended March, 31, 1996. The decrease was primarily due to acquisitions completed in fiscal 1997 being recorded as purchase transactions which provides for the capitalization of acquisition costs as opposed to expensing these costs incurred in transactions accounted for as pooling of interests. These transaction costs include expenses related to broker and other professional fees.

  Net interest expense. Interest expense during 1997 increased by approximately $6.6 million, or 427.7%, over the 12-months ended March, 31, 1996. This increase was primarily due to increased borrowings under term loans and lines of credit and the issuance of $50 million of convertible subordinated debentures during the second and third quarters of fiscal 1997.


Minority Interest in Consolidated Subsidiary

  Expenses related to minority interest were $55,000, $25,000 and $4,000 during fiscal 1996, 1997 and 1998, respectively. Such expenses consist of 7% dividends payable to stockholders of preferred stock of a subsidiary.

  The minority interested in Imagyn Medical Technologies California, Inc. at March 31, 1997 consisted of 42,000 shares of its Series A preferred stock, which were redeemed or exchanged for shares of common stock subsequent to March 31, 1997. The redemption price was $6.41 per share, consisting of the redemption price of $5.00 per share plus accrued and unpaid dividends of $1.21 and a $0.20 per share redemption premium. Redemption cost for these shares totaled $269,220. As of March 31, 1998, the Company had paid $174,000 in redemption costs with the remaining balance being recorded as an accrued liability.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company had negative working capital of $55.7 million. The Company's consolidated cash and cash equivalents and investments of $46.6 million at March 31, 1997 decreased by $45.9 million during the year ended March 31, 1998. Uses of cash totaled $122.9 million during the year ended March 31, 1998 and related primarily to cash used in operating activities ($82.6 million), restricted cash ($13.5 million) and cash used to purchase property, plant, equipment and patents and for milestone technology payments to X-Cardia ($26.8 million). For the year ended March 31, 1998, approximately $77.0 million in cash was provided from net incremental debt funding.

  The Company's negative cash flow from operations of $82.6 million for the year ended March 31, 1998, was primarily related to operating losses and increases in accounts receivable and inventory. Net accounts receivable balances at March 31, 1998 were approximately $25.0 million higher than at March 31, 1997, as a result of increased sales and an increase in average days sales outstanding. The Company's inventory balances at March 31, 1998 were approximately $9.2 million higher than at March 31, 1997, due to an increase in inventories to levels to support anticipated future sales increases, and the introduction of new products.

  Approximately $3.1 million of the Company's $4.2 million of remaining restructuring liabilities are projected to be paid over the next 12 months. The Company anticipates capital expenditures, primarily relating to tooling, fixtures and information systems, to be approximately $4.0 million over the next twelve months.

  During December 1997, the Company and its subsidiaries entered into a $40 million senior bank credit facility with a new senior lender. The senior credit facility is collateralized by substantially all of the assets of the Company and the Company is required to meet certain financial covenants. Amounts available under the senior credit facility are based on accounts receivable. As of March 31, 1998, the Company had outstanding borrowings of $34.5 million under the senior credit facility. Subsequent to March 31, 1998 the Company had borrowed an additional $5.1 million under the senior credit facility. The Company is currently borrowing in excess of its borrowing eligibility based on a borrowing base calculation and was granted a waiver by its lender that permits borrowings in excess of its defined borrowing base. The waiver is revocable by the senior lender at any time, and the Company is obligated to pay the senior lender an amount equal to 1% of the credit commitment under the credit facility for each month during which the amount outstanding under the senior credit facility exceeds the borrowing base. In July 1998, the Company's senior lender increased the maximum amount available under the senior credit facility from $40 million to $43 million until July 29,1998.

  The Company is a holding company whose material assets consist primarily of the capital stock of its subsidiaries. Consequently, the Company is dependent upon dividends paid by its subsidiaries to pay the Company's debt obligations, including its obligations under the Company's $50 million convertible subordinated debentures and the $110 million senior subordinated notes. Amounts advanced under the senior bank credit facility have been loaned to the subsidiaries of the Company, and the Company has guaranteed the obligations of its subsidiaries.

   Based on current cash flows, the Company will require additional funding to continue its operations in the short-term. The Company has an interest payment of approximately $1.1 million due on June 30, 1998 to the holders of the Company's Convertible Subordinated Debentures which as of July 13, 1998 had not been paid. The Company has a 30-day grace period in which to make the interest payment on the Convertible Subordinated Debentures and management expects to make full payment prior to the expiration of the grace period (see Note 5 to the Consolidated Financial Statements). If the Company fails to make the interest payment before expiration of the applicable grace period, failure to do so will constitute an event of default under the Convertible Subordinated Debentures. The occurrence of an event of default under the Convertible Subordinated Debentures would constitute an event of default under the Company's senior credit facility, and would become an event of default under the Company's Senior Subordinated Notes, if either the senior lender or the holders of the Convertible Subordinated Debentures elected to accelerate the maturity of debt held by them.

   As a result of the Company's recurring losses from operations, its difficulties in generating sufficient cash flow to meet its obligations and stockholders' capital deficiency, the report of the Company's independent auditors indicates there is substantial doubt about the Company's ability to continue as a going concern. Management is exploring several alternatives to deal with the near-term liquidity situation, including obtaining additional financing, the sale of non-strategic assets and consolidation and cost cutting initiatives.

   The Company continues to seek additional financing on a short-term basis, and is having discussions with a number of potential lenders. On July 10, 1998, the Company obtained a commitment for $3 million of additional short-term financing from its senior lender, and discussions are continuing with the bank and others regarding obtaining a larger commitment. The additional $3 million financing will help address the Company's immediate needs, however, additional financing will likely be necessary depending upon the timing of planned asset sales.

   The Company is in the process of attempting to sell certain non-strategic assets, and intends to use the proceeds of those sales to strengthen the Company's balance sheet and to fund the operations of the Company, including completion of pending product development projects and bringing new products to market. The Company is in discussions with several interested buyers, and has received non-binding letters of interest (which contain estimated purchase prices that are in ranges acceptable to the Company) from prospective purchasers of three different product lines. Discussions and due diligence continue with these prospective purchasers, and, while no assurances can be given, the Company expects to complete one or more sales by the end of the second quarter of fiscal 1999.

   As a result of consolidation and cost cutting initiatives taken in January and May of 1998, operating expenses have been reduced from $26 million in the third quarter of fiscal 1998 to approximately $18 million in the first quarter of fiscal 1999. Management expects operating expenses to remain at levels consistent with those levels expected for the first quarter of fiscal 1999. The Company expects to realize annualized cost savings of $34 million.

   Under the terms of the Company's senior credit facility and 12-1/2% Senior Subordinated Notes, the Company has restrictions on the amount of additional debt it can currently incur. No assurances can be given that additional financing will be available to the Company or that, if available, such financing will be obtainable on terms favorable to the Company. In the absence of such financing or the successful sale of certain assets the Company will be required to take additional steps to improve cash flow, including, but not limited to the scaling back of current operations.

   The Company expects to report net sales for the quarter ended June 30, 1998 of approximately $12 million. The Company anticipates lower quarterly revenues going forward in comparison to previous quarters through at least the second quarter of fiscal 1999. The decline is in part attributable to significantly lower sales of the Company's urology products as a result of competitive pressures from the introduction of a new oral impotence drug. In addition, the Company, in an effort to improve its cash flow, has temporarily reduced its surgical division's production resulting in lower sales of its surgical products to distributors. The Company believes that in the short-term its distributors possess adequate inventory to continue shipping products to end-use customers.

FACTORS AFFECTING FUTURE OPERATING PERFORMANCE

  Liquidity Risks; Need for Additional Capital; Going Concern Qualification. The Company is a party to a senior secured revolving credit facility with its senior lender. The Company has borrowed $39.6 million under the credit facility and amounts borrowed currently exceed amounts available based on the borrowing base calculation. The senior lender has granted a waiver with respect to amounts borrowed in excess of the borrowing base, however the waiver is revocable by the lender at any time.

  The Company continues to have significant liquidity issues and is exploring several alternatives to deal with the near-term liquidity situation, including obtaining additional financing, the sale of non-strategic assets and consolidation and cost cutting initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  As a result of the foregoing uncertainty and other matters, the Company's independent auditors have included an explanatory paragraph in the Independent Auditors Report stating that there is substantial doubt about the Company's ability to continue as a going concern. The existence of the explanatory paragraph may materially adversely affect the Company's relationships with its creditors and suppliers, and therefore could have a material adverse affect on the Company's business, financial condition and results of operations.

  Significant Leverage. The Company has substantial indebtedness and significant debt service obligations. At March 31, 1998 the Company had approximately $252.7 million of outstanding liabilities, approximately $202.8 million of total assets, (approximately $126.9 million of total tangible assets) and stockholders' deficit of $49.9 million.

   The Company's ability to satisfy its debt obligations will depend upon its ability to satisfactorily deal with its current liquidity situation, and future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under its existing senior credit facility or successor credit facilities or the proceeds of asset sales. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. The Company historically has had negative cash flow from operations. In order to have positive cash flow from operations and meet its various financial requirements, including debt service, the Company must experience substantial growth and improvements in its results of operations.

   There can be no assurance that the Company will have positive cash flow from operations in the future. If the Company is unable to meet its cash requirements out of cash flow from operations or from available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the senior credit facility, the indenture relating to the Notes (the "Note Indenture"), or other debt instruments. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or research and development may be adversely affected. Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, the Company will have to obtain alternative financing.

   The Company's high degree of leverage could have important consequences including, without limitation, the following: (i) a substantial portion of the Company's net cash provided by operations will be committed to the payment of the Company's interest expense and principal repayment obligations and will not be available to the Company for its operations, capital expenditures, acquisitions or other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; (iii) the Company will be more highly leveraged than most of its competitors, which may place it at a disadvantage and limit the Company's flexibility in reacting to changes in its business; and (iv) the Company's borrowings under the Credit Facility bear interest at variable rates, which could result in higher interest expense if interest rates rise.

  Operating Losses; No Assurance of Profitability; Liquidity. The Company reported net losses for the nine months ended March 31, 1996 and the years ended March 31, 1997, and 1998, of $24.4 million, $91.5 million and $88.5 million, respectively. There can be no assurance that the Company will be profitable in any future period. The net cash used in operating activities by the Company for the nine months ended March 31, 1996 and for the years ended March 31, 1997 and 1998 was $18.1 million, $61.3 million and $82.6 million, respectively. There can be no assurance that the operating activities of the Company will generate sufficient cash flow to meet its liquidity needs in any future period. The future capital requirements of the Company will depend upon many factors, including the success of its sales and marketing efforts, new product development, and future acquisitions of companies and products. In addition, other than certain permitted indebtedness (under the Note Indenture), including indebtedness under the Credit Facility, the Company will need improvement in results of operations in order to incur additional indebtedness under the terms of the Note Indenture. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its acquisition and product development efforts, which could have a material adverse effect on the Company's business, results of operations or financial condition.

   Limitations Imposed by Certain Indebtedness. The documents governing the indebtedness of the Company (including the Note Indenture and the senior credit facility) contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and, in the case of the senior credit facility, require satisfaction of specified financial performance criteria. In addition, under each of the foregoing documents, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute an event of default permitting acceleration of the indebtedness covered by such documents. The limitations imposed by the documents governing the outstanding indebtedness of the Company and its subsidiaries are substantial, and failure to comply with them could have a material adverse effect on the Company and its subsidiaries. The Company had an interest payment of approximately $1.1 million due on June 30, 1998 to the holders of the Company's Convertible Subordinated Debentures which as of July 13, 1998 had not been paid. The Company has a 30-day grace period in which to make the interest payment. While management currently anticipates making the interest payment before expiration of the applicable grace period, failure to do so will constitute an event of default under the Convertible Subordinated Debentures. The occurrence of an event of default under the Convertible Subordinated Debentures would constitute an event of default under the Company's senior credit facility, and would become an event of default under the Company's Senior Subordinated Notes, if either the senior lender or the holders of the Convertible Subordinated Debentures elected to accelerate the maturity of debt held by them.

   Year 2000. As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value (the "Year 2000 Issue"). In brief, many existing application programs in the marketplace were designed to accommodate a two digit representation for the year (e.g. - "97" is stored on the system and represents the year 1997). As a result, the year 1999 could be the maximum date that systems would be able to accurately process.

   Beginning in late 1997, the Company conducted a review of its existing computer systems, including an assessment of the nature and potential extent of the impact of the Year 2000 Issue. The Company has reviewed and had an independent third party review its internal management information systems and believes that those systems are year 2000 compliant. The Company has recognized the need to review and assess risks associated with the Year 2000 Issue as it relates to microprocessor chips imbedded in certain medical equipment manufactured by the Company and in certain manufacturing equipment used by the Company. The Company anticipates completing such review by the end of calendar year 1998 and being able to make any product design changes required in early 1999. Because few of the Company's products involve microprocessors chips, the Company does not believe that material resources will be required to resolve any issues identified in that review.

   Additionally, the Company may face third party risks associated with the Year 2000 Issue. The Company believes that the primary third party risk involves electronic interfaces with banks and other financial institutions.
The Company will remain in communication with those parties during 1998 and test those electronic interfaces as those institutions complete their own year 2000 compliance programs. The Company believes that it will be able to resolve any issues identified before the year 2000, however, it has not yet quantified the cost of any remediation efforts.

  Future Operating Results Dependent on Products. The future operating results of the Company will be dependent upon its ability to increase sales of existing medical products and the continued acceptance of such products by the medical community and third-party payors as useful and cost-effective. Historically, the Company has been highly dependent on the sale of vacuum erection devices for the treatment of male impotence. The market for medical products is characterized by rapid technological change and product obsolescence. In particular, competition in the market for treatment of male impotence is especially intense and has increased substantially in recent years. Competitors and others may develop and introduce new products, devices or approaches for treatment of the conditions targeted by the Company that could render one or more of the Company's products obsolete or noncompetitive. The future operating results of the Company will also be dependent, therefore, upon its ability to develop or acquire new products that are competitive in the markets it serves. Product acceptance will depend upon many factors, including the continued demonstration of the utility and cost-effectiveness of products of the Company, the maintenance of regulatory clearance in the United States and elsewhere and the continued availability of third-party reimbursement. Failure of one or more of the Company's products to continue to be accepted by the medical community or the inability to develop new products could have a material adverse effect on the Company. Substantially all of the Company's medical product sales are derived from medical products of companies that the Company has acquired. As the Company has acquired businesses and technologies, it has acquired a number of related products under development which will require additional research and development efforts by the Company in an attempt to bring such products to market.

   While members of management of the Company have experience in developing products internally, the Company has not historically developed a significant number of medical products internally. There can be no assurance that the Company's medical products will be successfully developed and marketed, that required regulatory approvals from the Food and Drug Administration or equivalent foreign authorities for any indication will be obtained or that any products, if produced, will be capable of being produced in commercial quantities at reasonable costs, that such future products will be brought to market in a timely manner or that existing products will generate significant sales, the failure of any of which could have a material adverse effect on the Company 's business, operating results or financial condition.

  Concentration of Credit Risk; Extended Payment Terms. The Company sells several product lines that are considered "capital equipment" by hospitals and other purchasers. From time to time, the Company offers certain customers extended payment terms to facilitate sales of these products. The Company may in the future grant similar extended payment terms. The Company's typical payment terms require payment from 30 to 90 days. As of March 31, 1998, the Company had a total of $4.1 million of accounts receivable on extended payment terms with Integrated Medical Resources, Inc. ("IMR") for sales of the Company's Rigiscan product pursuant to terms under which the payments are due over 15-36 months. Over the twelve month period ended March 31, 1998, the Company did not sell any products to IMR on extended terms. IMR is a public company traded on the Nasdaq under the symbol "IMRI." Bruce Hazuka, Executive Vice President -- Chief Operating Officer of the Company, is a member of the board of directors of IMR.

  Uncertainty Relating to Third-Party Reimbursement. In the United States, health care providers, such as hospitals and physicians, that purchase the Company's products and other medical devices, generally rely on third-party payors, including private health insurance plans and federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement has traditionally been available in the United States for vacuum erection devices manufactured by the Company and sold by prescription to patients under a specific reimbursement code. The majority of the remaining Company products are used in procedures for which reimbursement is generally available, however, there are no specific reimbursement codes for the Company's products. There can be no assurance that reimbursement will be available for procedures performed using the Company's existing products or future products. In the event that reimbursement is not available for procedures using such products, the market acceptance for such products in the United States could be materially and adversely affected. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per covered individual. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors, and the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which its products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which their products are used or adverse changes in governmental and private third- party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

  Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored and private health insurance. There can be no assurance that any international reimbursement approvals will be obtained in a timely manner, or at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in international markets and therefore could have a material adverse effect on The Company's business, financial condition and results of operations.

  Integration of Acquired Operations. The Company acquired Imagyn Medical, Inc. during September 1997 and integrated the acquisition with its own operations. No assurance can be given that the benefits expected from such integration will be realized. In addition, the Company will be subject to the risks that such recently acquired operations and future acquisitions will not perform as expected and that the earnings from such operations will not be sufficient to support the capital expenditures needed to develop such operations in conformity with the Company's strategy. Any delays or unexpected costs incurred in connection with such integration could have a material adverse effect on the Company's business, operating results or financial condition.

  Reliance on Patents and Proprietary Rights. The commercial success and future revenue growth of the Company will depend, in part, on its ability to operate without infringing on the rights of others both in the United States and abroad and not breaching technology licenses that cover technology used in its products. The Company owns or has authority to use United States and foreign patent rights with respect to some of its medical products and has filed, and expects in the future to file, patent applications. It is uncertain whether any third party patents will require the Company to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If such licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. The Company believes that some measure of patent protection with respect to its products will be required to allow it to compete with large medical products companies. There can be no assurance that the Company will continue to develop or acquire products or processes that are patentable or that patents applied for will be issued or that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide it with competitive advantages. In addition, the Company could incur substantial costs in defending its proprietary rights and there can be no assurance that a competitor's technology or product would be found to infringe such rights. Although the Company believes that its patents are valid, there can be no assurance that the validity of any patent will be upheld if asserted by the Company against any party. Further, there can be no assurances as to the breadth and degree of protection that will be afforded the Company's patent rights or that other companies will not independently develop similar but non-infringing competitive products.
Moreover, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the United States. In addition, there is currently pending before Congress legislation providing for changes to the patent law which may adversely affect the patent and proprietary rights of pharmaceutical, biopharmaceutical and biomedical firms. If such pending legislation is adopted, the extent to which such changes would affect the operations of the Company cannot be ascertained.

  The patents or proprietary rights of others may have an adverse effect on the ability of the Company to do business in the future. The Company may be required to obtain licenses to patents or proprietary rights of other parties in order to produce and sell certain of its products. No assurance can be given that the Company's technology can be developed and commercialized without a license to such patents or proprietary rights or that any licenses required under any such patent or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain or maintain such licenses, it could encounter delays in product introductions while it attempts to design around or contest the validity of such patents, or the Company could find that the development, manufacture or sale of products requiring such licenses could be foreclosed, any of which could have a material adverse effect on the Company. Furthermore, there can be no assurance that competitors or potential competitors will not independently develop similar or alternative products to those of the Company, duplicate any of the Company's products or technologies, or design around the patented technologies developed by the Company or its licensors, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

  Regulatory Matters. Most of the Company's medical products are subject to regulation for safety and efficacy by, among other governmental entities, the United States Food and Drug Administration and corresponding agencies of state and foreign countries in which the Company sell its products. The process of receiving governmental approval may take a number of years and the expenditure of substantial resources. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any of the products developed by the Company. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, discovery of previously unknown problems with a product, manufacturer or its manufacturing facilities may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The Federal Food, Drug and Cosmetic Act, the Public Health Services Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Product development and approvals within this regulatory framework take a number of years and involve the expenditure of substantial resources. Noncompliance with applicable requirements may have a material adverse effect on the Company and can result in fines, warning letters, recall or seizure of products, total or partial suspension of production, refusal by the government to approve product license applications or allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted. Failure to comply with present or future regulatory requirements, or respond to the new information reflecting on the safety or effectiveness of an approved product, can lead the FDA to withdraw its approval to market a product. The Company incurs substantial costs in complying with regulatory requirements.

  The FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a 510(k) premarket notification clearance or a premarket approval ("PMA") prior to being introduced into the market. The 510(k) premarket notification clearance process is significantly quicker and less costly than the PMA process. Substantially all of the Company's FDA marketing clearances have been obtained through the FDA's 510(k) process; however, certain other products will require PMAs. The PMA process is significantly more complex and time consuming than the 510(k) notification process. The PMA process may take several years or longer and requires the submission of extensive supporting data and clinical information. The Company believes that it is in material compliance with the FDA's 510(k) requirements for new and modified devices. The FDA has announced a program to review approvals (510(k)s and PMAs) for certain devices. There can be no assurance that upon any such review the FDA will agree with the Company's determination regarding its 510(k)s. If the FDA were to disallow a 510(k) marketing clearance for any device, the Company could be required to file appropriate applications, either 510(k) or PMA, with the FDA or to take the products in question off the market. If the FDA were to require suspension of the sale of one or more of the products pending receipt of 510(k) clearance or if the FDA were to refuse to grant 510(k) clearance, the Company's business, results of operations and financial condition could be materially and adversely affected. There can be no assurance that the Company will obtain timely regulatory approval for its future products, or that existing approvals will not be withdrawn. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

  Competition. The markets in which the Company operates are very competitive and are characterized by rapidly evolving technology and product obsolescence. The Company believes that its ability to develop and commercialize new products and product enhancements is and will be critical to its continued growth. There are a substantial number of medical products companies and such companies could develop or offer products which would compete with products which the Company currently markets or intends to market. Some of these companies have marketing and distribution capabilities, and many of them have capital resources and research and development staffs, substantially greater than those of the Company. Moreover, it is reasonable to expect additional entrants into the field. Any of these companies could introduce competing products, which could cause a decline in sales or loss of market acceptance of existing or future products of the Company. There can be no assurances that technological change, including the development of new treatment modalities, will not place one or more of the Company's existing or future products at a competitive disadvantage. In addition, increased competitive pressure could lead to intensified price-based competition that could materially adversely affect the Company's business, results of operations or financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

  Dependence on Management. The success of the Company will depend on its ability to attract and retain highly qualified personnel. In particular, the loss of Charles A. Laverty, the Company's Chief Executive Officer, could have a material adverse effect on the Company's business if a suitable replacement could not be found. The Company has an employment agreement with Mr. Laverty that provides for a three-year term expiring on April 1, 1999. The agreement automatically renews for additional three-year terms if not terminated by either party by prior notice. The Company has "key person" insurance on the life of Mr. Laverty in the amount of $5.0 million; however, there can be no assurance that such insurance would be sufficient to compensate the Company for his absence. There can be no assurance that the Company will be successful in attracting or retaining key personnel.

  Products Liability Exposure. The medical products manufactured by the Company have from time to time become the subject of products liability litigation initiated by the patients using the products. In addition, as additional products of the Company enter the market, the Company will be subject to an increased risk of products liability claims. While the Company believes that its products have been manufactured in accordance with industry standards, and believes it has maintained adequate products liability insurance coverage, any adverse claim or series of claims or adverse publicity resulting from a claim, regardless of whether such claims are covered by insurance, could have a material adverse effect on the Company's business, results of operations or financial condition.

  Potential Tax Liability. In connection with the redomestication of the Company from Canada to the State of Delaware in July 1995, The Company has filed a final Canadian tax return reporting the "deemed sale" of assets of Davstar Industries Ltd. (the Canadian parent company). The Company anticipates that the Canadian tax authorities will review the tax status of the former entity, Davstar Industries Ltd., as a result of its redomestication from Canada to the United States and believes that all or at least a significant amount of any potential Canadian tax liability arising from the redomestication would be offset against the Company's Canadian loss carryforwards. However, the Canadian tax authorities could attempt to assign a greater value to the Company than used in the Company's estimates, which could result in some amount of Canadian tax that cannot be presently determined being assessed in a future period. No provision for any liability that may result from the ultimate resolution of this tax matter has been included in the accompanying consolidated financial statements of the Company.

  Limitation on Use of Tax Net Operating Loss Carryovers. As of March 31, 1998, the Company had accumulated net operating loss carryovers for U.S. federal and state income tax purposes of approximately $175 million and $104 million, respectively. These loss carryovers would expire, if not previously utilized against income of the Company, in various years through 2012. The future income tax benefit of these losses has not been given recognition in the Consolidated Financial Statements. Under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state tax law, certain "ownership changes" with respect to the stock of a corporation having unused net operating loss carryovers (a "loss corporation"), or with respect to the stock of its parent corporation, may result in annual limitations on utilizations of such loss carryovers against future income of the loss corporation. In connection with the acquisition of Osbon Medical Systems Ltd. in December 1995, an ownership change occurred for purposes of
Section 382 of the Code, thereby subjecting the Company to annual limitations on its ability to offset its existing loss carryovers against its future income. In connection with the acquisition of Microsurge on March 31, 1997, an additional ownership change may have occurred. The Company believes this additional ownership change will not reduce the December 29, 1995 Section 382 limitation, but will place limitations on the maximum annual utilization of operating loss carryforwards generated subsequent to such date.

  Warrants and Options; Potential Dilution and Adverse Impact on Additional Financing. The Company has a significant number of outstanding options and warrants. In addition, in May and July 1996, the Company issued $50.0 million of the Company's 8.75% Convertible Subordinated Debentures due 2006 (the "Debentures") which are convertible into the Company Common Stock at a conversion price, subject to adjustment, of $10.90 per share. The holders of the Debentures would be entitled to receive 4,587,156 shares of Common Stock if such holders elected to convert all of the Debentures into Common Stock. To the extent that the outstanding options and warrants are exercised, or convertible securities are converted, dilution of the interests of the Company's stockholders may occur. The existence of such warrants, options and convertible securities may adversely affect the terms on which the Company can obtain additional financing, and the holders of such warrants, options and convertible securities can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities.

  Rights Agreements; Anti-takeover Effects. The Company has adopted a Preferred Share Purchase Rights Plan, pursuant to a Rights Agreement dated as of May 20, 1993 (the "Rights Agreement"). The Rights Agreement provides for the type of plan commonly called a "poison pill." The Rights Agreement is intended to prevent abusive hostile takeover attempts. However, the Rights Agreement could have the effect of deterring or preventing an acquisition of the Company even if a majority of the Company's stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

  Volatility of Stock Price. The market price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, general trends in the market for healthcare products, and other factors. In addition, broad market fluctuations as well as general economic or political conditions such as healthcare reform may adversely affect the market price of the Company Common Stock, regardless of the Company's actual operating performance. The market price of the Company's Common Stock has historically been very volatile.

  Absence of Dividends. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company is restricted in its ability to pay dividends under outstanding credit facilities.

  Forward-Looking Statements. Certain statements contained, or incorporated by reference, herein, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: liquidity risks; risks relating to historical operating losses; general economic and business conditions, both domestic and foreign; industry capacity; development of products; proprietary rights; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; legislative proposals for healthcare reform; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; and other factors referenced herein. Given these uncertainties, the Company stockholders are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth herein. Such information is listed under Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective February 27, 1998, the Company notified Ernst & Young LLP that the Company's board of directors had elected to change independent auditors for the Company. Effective March 3, 1998, the Company engaged Deloitte & Touche LLP as its new independent auditors. This change in independent auditors was reported by the Company in a Current Report in Form 8-K filed with the Securities and Exchange Commission on March 5, 1998.

  During the Company's two most recent fiscal years and the subsequent interim period before the dismissal of Ernst & Young LLP, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Ernst & Young's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. Ernst & Young's report on the Company's financial statements for the two most recent fiscal years did not contain any adverse opinion and was not qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company is set forth under the caption "Election of Directors" and "Executive Compensation and Other Information -- Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference. A list of executive officers of the Company is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is set forth under the caption "Executive Compensation and Other Information" and "Election of Directors -- Compensation of Directors" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following consolidated financial statements of the Company are included herein:

                                                                                                   PAGE OR METHOD
                                                                                                      OF FILING
                                                                                                   --------------
 (a)(1)   Consolidated Financial Statements
          (1) Report of Independent Auditors -- Deloitte & Touche LLP                                    F-2
          (2) Report of Ernst & Young LLP........................................................        F-3
          (3) Report of Coopers & Lybrand L.L.P..................................................        F-4
          (4) Report of Coopers & Lybrand L.L.P..................................................        F-5
          (5) Consolidated Balance Sheets at March 31, 1997 and 1998.............................        F-6
          (6) Consolidated Statements of Operations for the nine months ended March 31, 1996
                and for the years ended March 31, 1997 and 1998 .................................        F-7
          (7) Consolidated Statements of Common Stockholders' Equity (deficiency) for the nine
                months ended March 31,1996, and for the years ended March 31, 1997 and 1998......        F-8
          (8) Consolidated Statements of Cash Flows for the nine months ended March 31, 1996
                and for the years ended March 31, 1997 and 1998..................................        F-10
          (9) Notes to Consolidated Financial Statements.........................................        F-11

 (a)(2)   Financial Statement Schedules
          Report of Independent Auditors.........................................................        S-1
          Schedule I --  Condensed Financial Statements of Parent Company........................        S-2
          Schedule II -- Consolidated Valuation Accounts.........................................        S-5

          All other financial statement schedules have been omitted because they are inapplicable or the information required thereby is included elsewhere herein.

 (a)(3)   Exhibits

          Reference is made to the Exhibit Index immediately preceding the exhibits hereto for the exhibits included herein.

(b) Reports on Form 8-K.

The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated March 5, 1998, during the fourth quarter of fiscal 1998 (Commission file no. 1-11150)

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          ----

 Independent Auditors Reports.......................................................       F-2
 Consolidated Balance Sheets at March 31, 1997 and 1998.............................       F-6
 Consolidated Statements of Operations for the nine months ended March 31, 1996
   and for the years ended March 31, 1997 and 1998..................................       F-7
 Consolidated Statements of Common Stockholders' Deficiency for the nine months
   ended March 31, 1996 for the years ended March 31, 1997 and 1998.................       F-8
 Consolidated Statements of Cash Flows for the nine months ended March 31, 1996
   and for the years ended March 31, 1997 and 1998..................................       F-10
 Notes to Consolidated Financial Statements.........................................       F-11

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Imagyn Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Imagyn Medical Technologies, Inc. and subsidiaries (formerly Urohealth Systems, Inc.) (the Company) as of March 31, 1998, and the related consolidated statements of operations, common stockholders' equity (deficiency), and cash flows for the year then ended. Our audit also included the financial statement schedules as of and for the year ended March 31, 1998 included in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imagyn Medical Technologies, Inc. and subsidiaries at March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of and for the year ended March 31, 1998.

The accompanying consolidated financial statements give retroactive effect to the merger of Urohealth Systems, Inc. and Imagyn Medical, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements.

Other auditors previously audited and reported on the balance sheet of Urohealth Systems, Inc. as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows, and consolidated financial statement schedule for the year ended March 31, 1997 and the nine month period ended March 31, 1996, prior to the restatement for the 1998 pooling of interests, and their report dated July 8, 1997, made reference to their reliance on other auditors in expressing an unqualified opinion on those financial statements. The financial statements of Imagyn Medical, Inc. for the year ended March 31, 1997 and the nine month period ended March 31, 1996, were audited by other auditors, whose report dated January 27, 1998, expressed an unqualified opinion. We audited the combination of the accompanying consolidated balance sheet as of March 31, 1997, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended March 31, 1997 and the nine month period ended March 31, 1996, after restatement for the 1998 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 1 to the consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations and its stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE L.L.P.

Costa Mesa, California
July 13, 1998

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of UROHEALTH Systems, Inc. (before giving effect to the business combination with Imagyn Medical, Inc. which occurred on September 29, 1997 and was accounted for as a pooling of interests) as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the nine months ended March 31, 1996 and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, which statements reflect total assets constituting 16.5% and 3.9% of consolidated total assets as of March 31, 1996 and 1997, respectively, and net sales constituting 8% and 8% of consolidated net sales for the nine months ended March 31, 1996 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UROHEALTH Systems, Inc. (before giving effect to the business combination with Imagyn Medical, Inc., which occurred on September 29, 1997 and was accounted for as a pooling of interests) at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for the nine months ended March 31, 1996 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.


                                               /s/ Ernst & Young LLP

Orange County, California
July 8, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Imagyn Medical Technologies, Inc.
Newport Beach, California

  We have audited the accompanying consolidated balance sheet of Imagyn Medical, Inc. as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine month period ended March 31, 1996 and the year ended March 31, 1997 (not included separately herein) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As described in Note 1 to the financial statements, on September 29, 1997, Imagyn Medical, Inc. was acquired by and became a wholly-owned subsidiary of Imagyn Medical Technologies, Inc.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imagyn Medical, Inc. as of March 31, 1997, and the results of their operations and their cash flows for the nine-month period ended March 31, 1996 and the year ended March 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ COOPERS & LYBRAND L.L.P.





Newport Beach, California
January 27, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Imagyn Medical Technologies, Inc.

  We have audited the accompanying balance sheet of Microsurge, Inc. as of March 31, 1997 and the related statements of operations, stockholders' deficit and cash flows for the year ended March 31, 1997 and the nine months ended March 31, 1996 (not included separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As described in Note 1 to the financial statements, on March 31, 1997, Microsurge, Inc. was acquired by and became a wholly owned subsidiary of UROHEALTH Systems, Inc. (subsequently renamed Imagyn Medical Technologies, Inc.)

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microsurge, Inc. as of March 31, 1997 and the results of its operations and its cash flows for the year ended March 31, 1997 and the nine months ended March 31, 1996 in conformity with generally accepted accounting principles.


                                             /s/ COOPERS & LYBRAND L.L.P.





Boston, Massachusetts
May 9, 1997

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,
                                                                     ---------------------
                                                                        1997        1998
                                                                     ---------   ---------
                                                                     (IN THOUSANDS, EXCEPT
                                                                          SHARE DATA)
                                                                     ---------------------
 CURRENT ASSETS:
   Cash and equivalents ...........................................  $  22,574   $     702
   Short-term investments .........................................     18,375          --
   Receivables, net of allowance for doubtful accounts of $1,899
     and $3,359 in 1997 and 1998, respectively ....................     16,662      41,828
   Income tax receivable ..........................................        377          --
   Advances to officers ...........................................        114          --
   Inventories, net ...............................................     22,826      31,989
   Distributor inventories ........................................      6,307          --
   Prepaid expenses ...............................................      3,049       2,098
   Net assets of discontinued operations ..........................      1,935       2,001
                                                                     ---------   ---------
 Total current assets .............................................     92,219      78,618
 Long-term cash investments .......................................      5,611          --
 Restricted cash ..................................................         48      13,589
 Receivables -- long term .........................................      2,722       2,513
 Property and equipment, net ......................................     26,915      29,229
 Patents and intangibles, net of accumulated amortization of $3,217
   and $4,836 in 1997 and 1998, respectively ......................      6,285       8,559
 Loans to officers ................................................        550       2,227
 Deposits and other assets ........................................      2,288         694
 Deferred debt issuance costs, net ................................      5,986       9,559
 Goodwill, net ....................................................     43,417      57,798
                                                                     ---------   ---------
                                                                     $ 186,041   $ 202,786
                                                                     =========   =========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 Current liabilities:
   Accounts payable and other accrued liabilities .................  $  22,013   $  42,325
   Compensation and employee benefits .............................      3,230       4,133
   Restructuring liabilities ......................................      6,192       3,101
   Short-term debt ................................................     14,518      34,462
   Current portion of long-term debt ..............................      3,328      50,253
                                                                     ---------   ---------
 Total current liabilities ........................................     49,281     134,274
 Deferred income ..................................................      1,000       1,000
 Long-term liabilities:
   Long-term debt .................................................     98,292       5,265
   Senior subordinated notes, net .................................         --     108,306
   Restructuring liabilities, less current portion ................        822       1,120
   Other liabilities ..............................................      4,149       2,744
 Minority interest in consolidated subsidiary .....................        237          --
 Commitments and contingencies (Notes 1 and 8)
 Stockholders' equity (deficiency):
 Preferred stock, $0.001 par value: Authorized shares - 5,000,000:
  Issued and outstanding shares - none ............................         --          --
 Common stock, $0.001 par value: Authorized shares -- 100,000,000:
  Issued and outstanding shares -- 34,992,415 and 36,303,125,
   at March 31, 1997 and 1998, respectively .......................         35          36
 Warrants .........................................................      5,359       7,683
 Additional paid-in capital .......................................    225,132     228,293
 Note receivable from shareholder .................................       (121)         --
 Unearned compensation ............................................       (615)         --
 Deficit ..........................................................   (197,516)   (286,041)
 Foreign currency translation adjustment ..........................        (14)        106
                                                                     ---------   ---------
 Total common stockholders' equity (deficiency) ...................     32,260     (49,923)
                                                                     ---------   ---------
                                                                     $ 186,041   $ 202,786
                                                                     =========   =========

          See accompanying notes to consolidated financial statements.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               NINE MONTHS
                                                                  ENDED       YEAR ENDED     YEAR ENDED
                                                                MARCH 31,      MARCH 31,      MARCH 31,
                                                                   1996           1997           1998
                                                                ---------      ---------      ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net sales ................................................     $  44,131      $  94,014      $ 105,519
 Cost of sales ............................................        16,031         40,709         59,591
                                                                ---------      ---------      ---------
 Gross profit .............................................        28,100         53,305         45,928
 Operating expenses:
   Selling, general and administrative ....................        40,315         63,741         88,031
   Research and development ...............................         4,459          7,984         11,897
   Restructuring charges ..................................         5,456         12,000          3,846
   Write-off of purchased research and development ........            --         47,232             --
   Direct acquisition costs ...............................         4,232          3,600          4,220
                                                                ---------      ---------      ---------
 Total operating expenses .................................        54,462        134,557        107,994
                                                                ---------      ---------      ---------
 Loss from operations .....................................       (26,362)       (81,252)       (62,066)

 Other income (expense):
   Minority interest consisting of accrued dividends on
      preferred stock of subsidiary .......................           (55)           (25)            (4)
   Interest income ........................................           365          2,656          2,679
   Interest expense .......................................        (1,227)        (8,143)       (22,234)
   Other ..................................................         3,475             --            464
                                                                ---------      ---------      ---------
 Loss from continuing operations before provision (benefit)
   for income taxes .......................................       (23,804)       (86,764)       (81,161)
 Provision (benefit) for income taxes .....................           435           (225)             2
                                                                ---------      ---------      ---------
 Loss from continuing operations before discontinued
    operations and extraordinary item .....................       (24,239)       (86,539)       (81,163)

 Discontinued operations:
   Loss from operations of discontinued business ..........          (224)        (2,028)        (1,835)
   Loss on disposal of discontinued business ..............            --             --         (1,667)
                                                                ---------      ---------      ---------
 Loss before extraordinary item ...........................       (24,463)       (88,567)       (84,665)
 Extraordinary item (early extinguishment of debt) ........            --         (2,973)        (3,860)
                                                                ---------      ---------      ---------
 Net loss .................................................     $ (24,463)     $ (91,540)     $ (88,525)
                                                                =========      =========      =========

 Net loss per share:
  Loss before extraordinary item ..........................     $ (24,463)     $ (88,567)     $ (84,665)
  Dividends and accretion on redeemable convertible
   preferred stock ........................................          (599)          (398)            --
                                                                ---------      ---------      ---------
  Loss before extraordinary item attributable to common
  stockholders ............................................       (25,062)       (88,965)       (84,665)
  Extraordinary item ......................................            --         (2,973)        (3,860)
                                                                ---------      ---------      ---------
  Net loss attributable to common stockholders ............     $ (25,062)     $ (91,938)     $ (88,525)
                                                                =========      =========      =========
  Basic and diluted loss per share from continuing
    operations before discontinued operations and
    extraordinary item ....................................     $   (1.13)     $   (2.90)     $   (2.28)
                                                                =========      =========      =========
  Basic and diluted loss per share from
    discontinued operations ...............................     $   (0.01)     $   (0.07)     $   (0.10)
                                                                =========      =========      =========
  Basic and diluted loss per share from extraordinary
   item ...................................................     $      --      $   (0.10)     $   (0.11)
                                                                =========      =========      =========
  Basic and diluted loss per share ........................     $   (1.14)     $   (3.07)     $   (2.49)
                                                                =========      =========      =========
 Weighted average number of shares used to compute net
  loss per share ..........................................        22,071         29,959         35,608
                                                                =========      =========      =========


          See accompanying notes to consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)


                                    COMMON STOCK              ADDITIONAL              AMOUNTS DUE             FOREIGN
                                 ------------------             PAID-IN    UNEARNED      FROM                CURRENCY
                                 SHARES    AMOUNT    WARRANTS   CAPITAL  COMPENSATION STOCKHOLDERS DEFICIT  TRANSLATION   TOTAL
                                 ------   --------- ---------  --------- ------------ ------------ -------- -----------  ---------
Balance at June 30, 1995......   15,087   $     325    $1,402   $ 70,901  $    --       $(293)    $ (80,143)   $ 115     $ (7,693)
 Adjustments for pooling
   of interests...............       --          --        --         --       --          --          (373)      --         (373)
 Exercise of options and
   warrants...................      227          63        --        880       --          --            --       --          943
 Issuance of equity
   securities by pooled
   company....................      467          --        --      4,149       --          --            --       --        4,149
 Issuance of common
   stock for preferred
   stock of subsidiary........        3           1        --         45       --          --            --       --           46
 Common stock issued upon
   conversion of preferred
   stock......................    1,509      28,129        --         --       --          --            --       --       28,129
 Cancellation of common
   stock and amount due
   from stockholder...........      (64)       (238)       --         --       --         170            --       --          (68)
 Amount due from
   stockholder from
   common stock...............      459         102        --         --       --         (73)           --       --           29
 Bridge financing
   warrants exchanged
   for common stock...........      393         465        --         --       --          --            --       --          465
 Common stock issued
   for consulting.............        1           1        --         --       --          --            --       --            1
 Unearned compensation
   related to stock
   options granted............       --       1,603        --         --   (1,145)         --            --       --          458
 Compensation related to
   stock options vesting......       --          --        --         --      180          --            --       --          180
 Dividends and accretion
   on redeemable convertible
   preferred stock............       --          --        --         --       --          --          (599)      --         (599)
 Warrants.....................       --          --     1,598         --       --          --            --       --        1,598
 Net loss.....................       --          --        --         --       --          --       (24,463)      --      (24,463)
 Foreign currency
   translation loss...........       --          --        --         --       --          --            --     (213)        (213)
                                 ------   ---------    ------   --------  -------       -----     ---------    -----     --------
Balance at March 31, 1996.....   18,082      30,451     3,000     75,975     (965)       (196)     (105,578)     (98)       2,589
 Exercise of options
   and warrants...............      404          24        --      1,436       --          --            --       --        1,460
 Issuance of common stock
   for preferred stock
   of subsidiary..............       54          --        --        860       --          --            --       --          860
 Issuance of common
   shares relating to
   secondary offering.........    2,684           3        --     18,814       --          --            --       --       18,817
 Issuance of common
   shares related to
   acquisitions...............    4,088           4        --     48,042       --          --            --       --       48,046
 Issuance of common
   shares on conversion
   of convertible
   preferred stock............    1,056           1        --      3,656       --          --            --       --        3,657
 Issuance of common
   shares on conversion
   of convertible note........      359           1        --      1,326       --          --            --       --        1,327
 Issuance of common
   shares under stock
   purchase plan..............       48          49        --        359       --          --            --       --          408
 Issuance of common
   shares.....................    4,427      60,242        --         --       --          --            --       --       60,242
 Compensation related to
   stock options vesting......       --          --        --         --      350          --            --       --          350
 Conversion of
   convertible redeemable
   preferred stock into
   common stock...............    3,801      13,910        --         --       --          --            --       --       13,910
 Reclassification of
   amounts to new common
   stock par value............       --    (104,534)       --     74,664       --          --            --       --      (29,870)
 Settlement of
   stockholder loan...........      (11)       (116)       --         --       --          75            --       --          (41)
 Warrants.....................       --          --     2,359         --       --          --            --       --        2,359
 Dividends and accretion
   on redeemable convertible
   preferred stock............       --          --        --         --       --          --          (398)      --         (398)
 Net loss.....................       --          --        --         --       --          --       (91,540)      --      (91,540)
 Foreign currency
   translation gain...........       --          --        --         --       --          --            --       84           84
                                 ------   ---------    ------   --------  -------       -----     ---------    -----     --------
Balance at March 31, 1997.....   34,992          35     5,359    225,132     (615)       (121)     (197,516)     (14)      32,260
                                 ======   =========    ======   ========  =======       =====     =========    =====     ========

          See accompanying notes to consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                                 (IN THOUSANDS)



                                COMMON STOCK              ADDITIONAL                AMOUNTS DUE                FOREIGN
                              ----------------             PAID-IN      UNEARNED       FROM                   CURRENCY
                               SHARES   AMOUNT  WARRANTS   CAPITAL    COMPENSATION  STOCKHOLDERS   DEFICIT   TRANSLATION   TOTAL
                              -------  -------  --------  ----------  ------------  ------------  --------   -----------  ---------
Balance at March 31,
   1997....................    34,992     35      5,359     225,132       (615)          (121)    (197,516)       (14)     32,260
  Exercise of options and
    warrants...............       573      1         --         284         --             --          --          --         285
  Issuance of common
    shares related to
    acquisition............       411     --         --       1,820         --             --          --          --       1,820
  Issuance of common
    shares on settlement
    of X-Med note..........       231     --         --         714         --             --          --          --         714
  Issuance of common stock
    under stock purchase
    plan...................        96     --         --         343         --             --          --          --         343
  Compensation related to
    stock options vesting..        --     --         --          --        615             --          --          --         615
  Warrants ................        --     --      2,324          --         --             --          --          --       2,324
  Settlement of
    stockholder loan.......        --     --         --          --         --            121          --          --         121
  Net loss ................        --     --         --          --         --             --     (88,525)         --     (88,525)
  Foreign currency
   translation gain........        --     --         --          --         --             --          --         120         120
                              -------  -----     ------    --------    -------        -------   ---------   ---------   ---------
  Balance at March 31,
    1998...................    36,303  $  36     $7,683    $228,293    $    --        $    --   $(286,041)  $     106   $ (49,923)
                              =======  =====     ======    ========    =======        =======   =========   =========   =========


          See accompanying notes to consolidated financial statements.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       NINE MONTHS ENDED YEAR ENDED  YEAR ENDED
                                                             MARCH 31,    MARCH 31,   MARCH 31,
                                                               1996         1997        1998
                                                        ---------------- ---------    --------
OPERATING ACTIVITIES
Loss from continuing operations before
 discontinued operations and
 extraordinary item ....................................     $ (24,239)   $(86,539)   $(81,163)
Non-cash items included in net loss:
  Write-off of purchased research and development ......            --      40,982          --
  Depreciation and amortization ........................         1,853       5,476      10,483
  Loss on retirement/write-off of assets ...............           664         354       1,993
  Deferred income taxes ................................          (152)         --          --
  Amortization of deferred debt issuance costs .........           637         813       1,743
  Provision for doubtful accounts ......................         1,126         (39)      2,671
  Accretion and accrued interest on convertible notes ..            15         445          --
  Accrued dividends on preferred stock of subsidiary ...            55          25           4
  Non-cash interest income on officer loan .............            --          (8)       (137)
  Non-cash interest expense on bridge financing
    warrants ...........................................           141          --          --
  Compensation related to stock options vesting ........           180         350         615
Other non-cash item ....................................             1          --          --
Changes in operating assets and liabilities ............         1,802     (21,551)    (16,490)
                                                             ---------   ---------   ---------
Net cash used in continuing operating activities .......       (17,917)    (59,692)    (80,281)
Net cash used in extraordinary item ....................            --        (540)       (526)
Net cash used in discontinued operations ...............          (198)     (1,044)     (1,832)
                                                             ---------   ---------   ---------
Net cash used in operating activities ..................       (18,115)    (61,276)    (82,639)
INVESTING ACTIVITIES
Purchases of investments ...............................        (6,024)    (19,463)    (26,561)
Sale of investments ....................................         2,282         243      50,547
Purchases of property and equipment, net ...............        (3,172)    (13,025)    (10,688)
Payments for acquisition of businesses, net of cash
  acquired .............................................            --     (38,161)    (15,836)
Proceeds from disposal of property and equipment .......           788          --          --
Purchases of technology ................................          (333)     (1,207)       (323)
Decrease (increase) in restricted cash .................            --          48     (13,541)
Loans and advances to officers .........................            --        (664)     (1,305)
                                                             ---------   ---------   ---------
Net cash provided by investing activities ..............        (6,459)    (72,229)    (17,707)
FINANCING ACTIVITIES
Issuance of common shares ..............................            --      47,832          --
Secondary offering of common stock .....................            --      18,817          --
Exercise of stock options and warrants .................           754       1,453         628
Issuance of preferred stock by subsidiary ..............         1,831          --          --
Issuance of equity securities by pooled company ........         4,149          --          --
Issuance of warrants ...................................           670          --          --
Proceeds from bridge financing notes ...................           880          --          --
Proceeds from sale of convertible preferred stock ......         7,879          --          --
Repayment of convertible subordinated note .............            --          --      (5,268)
Proceeds from long-term debt ...........................         7,913     110,184     112,301
Revolving lines of credit, net .........................         5,433       1,977      25,212
Principal payments on long-term debt ...................          (868)    (19,888)    (46,205)
Repurchase of preferred stock ..........................            --          --        (174)
Deferred debt issuance costs ...........................          (221)    (11,022)     (8,020)
                                                             ---------   ---------   ---------
Net cash provided by financing activities ..............        28,420     149,353      78,474
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and equivalents ........         3,846      15,848     (21,872)
Cash and equivalents, beginning of year ................         2,880       6,726      22,574
                                                             ---------   ---------   ---------
Cash and equivalents, end of year ......................     $   6,726   $  22,574   $     702
                                                             =========   =========   =========

          See accompanying notes to consolidated financial statements.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE COMPANY AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Description of the Company

  Imagyn Medical Technologies, Inc. ("Imagyn" or the "Company" formerly Urohealth Systems, Inc.) is engaged in the manufacturing, marketing and distribution of products used by surgeons, urologists and gynecologists. The Company is focused on developing a broad range of products specific to these three specialties using a direct sales and distributor distribution channel.

Basis of Financial Statement Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Imagyn Medical Technologies California, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the fiscal 1996 and 1997 consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation.

  In 1996, the Company changed its fiscal year to March 31. Fiscal 1996 is a nine month transition period ended March 31, 1996.

  On September 29, 1997, the Company acquired all of the outstanding voting securities of Imagyn Medical, Inc. (Imagyn Medical) a designer and manufacturer of products for use in diagnosis and treatment of gynecological and reproductive disorders. This transaction was accounted for as a pooling of interests. Financial information for 1996 and 1997 has been restated to reflect the fiscal 1998 merger with Imagyn Medical, Inc., which has been accounted for as a pooling of interests. In connection with this transaction the Company changed its name to Imagyn Medical Technologies, Inc.

  On March 31, 1997, the Company acquired all of the outstanding voting securities of Microsurge, Inc. (Microsurge), a designer and manufacturer of products for use in minimally invasive surgery, in a transaction accounted for as a pooling of interests. Additionally, during the nine months ended March 31, 1996 the Company acquired four other companies in separate transactions accounted for as pooling of interests. Dacomed Corporation (Dacomed), a manufacturer of urological products, and Allstate Medical Products, Inc. (Allstate), a manufacturer and distributor of disposable urinary incontinence products, were acquired in July 1995. Osbon Medical Systems, Ltd. (Osbon), a manufacturer of urological products, and Advanced Surgical, Inc. (Advanced), a manufacturer and distributor of minimally invasive surgical products, were acquired in December 1995. The accompanying consolidated financial statements include the accounts of these entities for all periods presented. The following number of shares of the Company's common stock were issued in the transactions: Imagyn Medical - 11,287,246; Microsurge - 2,771,366; Dacomed - 1,610,367; Allstate - 190,488; Osbon- 5,000,000 and Advanced - 937,833.

  The results of operations previously reported by the Company, and those of Imagyn Medical included in the accompanying consolidated financial statements are summarized below (in thousands):

                                            NINE MONTHS
                                               ENDED      YEAR ENDED   YEAR ENDED
                                             MARCH 31,     MARCH 31,    MARCH 31,
                                               1996          1997         1998
                                            ----------    ----------   ----------
    Net sales:
      Net sales without Imagyn Medical ..    $  41,155     $  85,293     $  97,242
      Net sales of Imagyn Medical .......        2,976         8,721         8,277
                                             ---------     ---------     ---------
                                             $  44,131     $  94,014     $ 105,519
                                             =========     =========     =========
    Net loss:
      Net loss without Imagyn Medical ..     $ (23,024)    $ (86,483)    $ (80,541)
      Net loss of Imagyn Medical .......        (1,439)       (5,057)       (7,984)
                                             ---------     ---------     ---------
                                             $ (24,463)    $ (91,540)    $ (88,525)
                                             =========     =========     =========


  No adjustments were required to be made to the net assets of the combining enterprises to conform accounting practices and there was no effect on net income (loss) previously reported.

  The minority interest in Imagyn Medical Technologies California, Inc. at March 31, 1997 consists of 42,000 shares of its Series A preferred stock, which were redeemed or exchanged for shares of common stock subsequent to March 31, 1997. The redemption price was $6.41 per share, consisting of the redemption price of $5.00 per share plus accrued and unpaid dividends of $1.21 and a $0.20 per share redemption premium. Redemption cost for these shares totaled $269,220. As of March 31, 1998 the Company had paid $174,000 in redemption costs with the remaining balance being recorded as an accrued liability.

   During the year ended March 31, 1997, in transactions accounted for as purchases, the Company acquired: Richard-Allan Medical Industries, Inc. (Richard-Allan); X-Cardia Corporation (X-Cardia); The Intermed Group (Intermed); certain assets from O.R. Concepts, Inc. (O.R. Concepts) and three other immaterial businesses. Richard-Allan and the O.R. Concepts assets are engaged in the development, manufacture and marketing of surgical products and supplies; X-Cardia is developing cardiac monitoring products; and Intermed develops, manufactures and markets disposable medical products. The aggregate initial purchase price for these entities, including direct acquisition costs, was $39.7 million in cash, $3.0 million in debt, and 3,622,000 shares of the Company's common stock valued at $44.0 million. In allocating the total purchase price for these acquisitions, it was determined that acquired in-process research and development costs aggregating $37.0 million related to the Richard-Allan and X-Cardia acquisitions should be immediately expensed and the balance of the total purchase price allocated to the fair value of the net assets acquired, including $44.6 million assigned to goodwill that is being amortized over a period of 25 years. Independent valuations were obtained in connection with the Richard-Allan and X-Cardia acquisitions and were used as aids in the allocation of the purchase price for these entities. The Company agreed to make additional payments in connection with the X-Cardia acquisition of up to $21.3 million upon achievement of clinical and patent approval milestones. During the year ended March 31, 1998 a $18.3 million payment was made in connection with the completion of the X-Cardia patent milestone. This amount was recognized as additional goodwill. A $3.0 million payment payable in stock relating to the achievement of clinical milestone remains. There can be no assurance that this milestone will be achieved. In addition, the Company is obligated to pay a percentage of sales for a four-year period after commercial introduction of the first product using the acquired X-Cardia technology.

  These entities have been included in the Company's consolidated operating results from their respective acquisition dates. Additionally, during the year ended March 31, 1997, the Company purchased five in-process research and development projects that did not constitute businesses, and expensed the aggregate purchase price of $10.2 million as acquired in-process research and development costs.

Liquidity and Capital Resources; Going Concern and Management Plans

  The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 1998, the Company had negative working capital of $55.7 million. The Company's consolidated cash and cash equivalents and investments of $46.6 million at March 31, 1997 decreased by $45.9 million during the year ended March 31, 1998. Uses of cash totaled $122.9 million during the year ended March 31, 1998 and related primarily to cash used in operating activities ($82.6 million), restricted cash ($13.5 million) and cash used to purchase property, plant, equipment, and patents and for milestone technology payments to X-Cardia ($26.8 million). For the year ended March 31, 1998, approximately $77.0 million in cash was provided from net incremental debt funding.

  Based on current cash flows, the Company believes that additional funding will be necessary to fund its operations in the short-term. The Company has historically experienced negative cash flows from operations and expects negative cash flows to continue in fiscal 1999. The Company is currently borrowing in excess of its borrowing eligibility based on a borrowing base calculation and was granted a waiver by its lender that permits borrowing in excess of its defined borrowing base. The waiver is revocable by the senior lender at any time. In addition, the Company had an interest payment of approximately $1.1 million due on June 30, 1998 to the holder's of the Company's Convertible Subordinated Debentures which, as of July 13, 1998 had not been paid. The Company has a 30-day grace period in which to make the interest payment on the Convertible Subordinated Debentures and management expects to make full payment prior to the expiration of the grace period. The Company's recurring losses from operations, its difficulties in generating sufficient cash flow to meet its obligations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management is exploring several alternatives to deal with the near-term liquidity situation, including obtaining additional financing, the sale of non-strategic assets and consolidation and cost cutting initiatives.

   The Company continues to seek additional financing on a short-term basis, and is having discussions with a number of potential lenders. On July 10, 1998 the Company obtained a commitment for $3 million of additional short-term financing from its senior lender, and discussions are continuing with the bank and others regarding obtaining a larger commitment. The additional $3 million financing will help address the Company's immediate needs, however, additional financing will likely be necessary depending upon the timing of planned asset sales.

   The Company is in the process of attempting to sell certain non-strategic assets, and intends to use the proceeds of those sales to strengthen the Company's balance sheet and to fund the operations of the Company, including completion of pending product development projects and bringing new products to market. The Company is in discussions with several interested buyers, and has received non-binding letters of interest (which contain estimated purchase prices that are in ranges acceptable to the Company) from prospective purchasers of three different product lines. Discussions and due diligence continue with these prospective purchasers, and, while no assurances can be given, the Company expects to complete one or more sales by the end of the second quarter of fiscal 1999.

  As a result of consolidation and cost cutting initiatives taken in January and May of 1998, operating expenses have been reduced from $26 million in the third quarter of fiscal 1998 to approximately $18 million in the first quarter of fiscal 1999. Management expects operating expenses to remain at levels consistent with those levels expected for the first quarter of fiscal 1999. The Company expects to realize annualized cost savings of $34 million.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

  Revenue from sales is recognized on the dates of shipment to customers and distributors or, if applicable, acceptance by the customers and distributors. The Company provides for estimated returns and rebates at the date of shipment or, if applicable, acceptance by the customer and distributor. With respect to certain distributor initial stocking orders shipped during fiscal 1997 to new distributors, the Company recognized revenue totaling $12.9 million on those orders during the September 1997 quarter, upon establishment of a sales and payment history by those distributors.

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

Cash and Equivalents

  Cash and equivalents consists of cash in bank, certificates of deposit and other marketable securities with original maturities of three months or less.

Investments

  The Company's short-term and long-term cash investments are managed by outside brokerage firms and consist primarily of commercial paper, certificates of deposit, and short-term bond instruments and are held to maturity. Short-term cash investments have acquired maturities of one year or less, while long-term cash investments have maturities of greater than one year. The carrying amount of short-term and long-term cash investments is the cost plus interest earned which approximates market value.

  The Company liquidated $26.9 million of securities acquired in the merger with Imagy Medical Inc. to respond to the Company's cash needs. This amount represented the amortized cost of the securities at the date of transfer. The fair value of those securities approximated their amortized cost. All such securities were liquidated by December 31, 1997.

Property and Equipment

  Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Depreciation and amortization are computed on the straight line method over the assets estimated useful lives. Estimated useful lives range from five to seven years for office equipment, five to ten years for equipment and tooling, ten years for aircraft and molds, 40 years for buildings and three to five years for vehicles. For leasehold improvements, the useful life is determined to be the term of the lease.

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

Asset Impairment

  Following adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" in the first quarter of fiscal 1996, the Company tests for and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Asset impairment is recognized on long-lived assets held for sale when the estimated fair value less costs to sell is less than the assets carrying amount. As a result of the Company's decision to classify certain real estate properties in Augusta, Georgia as being held for sale, the Company recorded in the fourth quarter of fiscal 1998, a $1.3 million charge, included in selling, general and administrative expenses, relating to the write down of the properties carrying value to its estimated fair market value. As a result of the Company's decision to de-emphasize its participation in incontinence clinics, the Company recorded in the fourth quarter of fiscal 1997, a $0.3 million charge relating to the impairment of the goodwill recorded on the acquisition of Urohealth of Kentucky.

Advertising Expense

  Advertising and promotion costs are expensed when incurred. Such costs in fiscal 1996, 1997 and 1998 were $1.0 million, $2.1 million and $3.5 million respectively.

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

Net Loss Per Share

  During 1998 the Company adopted SFAS No. 128, "Earnings Per Share" which requires the disclosure of basic and diluted earnings per share for all current and prior periods.

  Net loss per share is based on net loss attributable to common stockholders and the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents and other potentially dilutive securities have not been included in the calculation as they are anti-dilutive.

  SFAS 128 supersedes the previous disclosure requirements of primary and fully diluted earnings per share. Former per share amounts have been restated. The restatement was not materially different from amounts previously reported.

Recent Accounting Pronouncements

  The Company intends to adopt, if applicable, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. Both will require additional disclosure but will not have a material effect on the Company's consolidated financial position or results of operations. SFAS No. 130 will first be reflected in the Company's first quarter of fiscal 1999 interim financial statements. Components of comprehensive income for the Company include items such as net income, foreign currency translation activities and changes in the value of available-for-sale securities. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's fiscal 1999 Annual Report.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification and Restatements

   Certain amounts previously reported have been reclassified to conform to the current periods presentation. In addition, certain amounts have been restated to reflect the pooling with Imagyn Medical and the reporting of a discontinued operation (See Note 6).

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                  MARCH 31,    MARCH 31,
                                                                    1997         1998
                                                                  ---------    ---------
              Office equipment ...............................     $11,441     $14,263
              Equipment and tooling ..........................      16,291      14,578
              Building .......................................       6,179       5,631
              Molds ..........................................       1,336       4,111
              Aircraft .......................................          --       2,965
              Leasehold improvements .........................       2,265       2,189
              Land ...........................................         334         432
              Other ..........................................         658         561
                                                                   -------     -------
                                                                    38,504      44,730
              Accumulated depreciation .......................      11,589      15,501
                                                                   -------     -------
                                                                   $26,915     $29,229
                                                                   =======     =======
              Equipment recorded under capital leases included
                above ........................................     $ 1,475     $ 1,496
              Accumulated depreciation .......................         937       1,141
                                                                   -------     -------
                                                                   $   538     $   355
                                                                   =======     =======

4. INVENTORIES

  Inventories are carried at the lower of cost, determined on the first-in, first-out basis, or market and consist of the following (in thousands):

                                                                    MARCH 31,    MARCH 31,
                                                                      1997        1998
                                                                     -------     -------
              Raw materials and supplies ......................      $ 9,502     $14,559
              Work in progress ................................        3,341       4,649
              Finished goods ..................................        9,983      12,781
                                                                     -------     -------
                                                                     $22,826     $31,989
                                                                     =======     =======
              Distributor inventories .........................      $ 6,307     $    --
                                                                     =======     =======

  Distributor inventories at March 31, 1997 are comprised of initial stocking orders shipped during fiscal 1997 to new distributors for which revenue recognition was recognized during the September 1997 quarter. (See Note 2 -- Revenue Recognition.)

5.  DEBT

Short-term debt

  Short-term debt consists of the following (dollars in thousands):

                                                                           MARCH 31,   MARCH 31,
                                                                             1997        1998
                                                                            -------     -------
              Line of credit, interest at 10.00%, matures on
               December 30, 1998 ......................................     $     -     $34,462
              Line of credit under Credit Agreement, interest at 9.75%,
                repaid in April 1997 ..................................       9,250          --
              Convertible subordinated notes at 9.25%, repaid in
               August 1997 ............................................       5,268          --
                                                                            -------     -------
                                                                            $14,518     $34,462
                                                                            =======     =======

  On November 22, 1995, the Company entered into a $10.0 million Credit Agreement consisting initially of a $6.0 million term loan and a $4.0 million revolving line of credit. The revolving line of credit under the Credit Agreement was increased to $5.5 million in March 1996 and to $10.5 million in April 1996. Interest on all borrowings under the Credit Agreement was at the bank's prime rate plus 4.0% (plus 2.0% in the event of default). The Credit Agreement was repaid with proceeds from the sale of convertible subordinated debentures in May 1996. In connection with this repayment, the Company incurred an extraordinary loss of $3.0 million (consisting primarily of unamortized deferred financing costs) resulting from the early repayment of this debt.

  In February 1996, Microsurge entered into a credit agreement with a group of lenders who agreed to purchase a series of convertible subordinated notes up to $3,268,180 upon the request of the Company. In August 1996, the agreement was amended to provide for total advances of $5,268,180. The Company received advances of $2,334,414 in February and March 1996, $933,766 in June 1996 and $2,000,000 in August 1996. These notes accrued interest at 9.25% and matured on August 28, 1997. The Company paid cash to retire the notes at maturity.

  To finance the cash portion of the Richard-Allan acquisition during 1997, the Company obtained a $35.0 million bank credit facility. The facility originally consisted of a $20.0 million dollar term loan and a $15.0 million revolving line of credit, which was subsequently increased to $16.5 million in November 1996. A portion of the proceeds from the public equity offering in November 1996 were used to reduce the term loan by $6.5 million. The credit facility was secured by substantially all the assets of the Company, had a five-year term and accrued interest at a rate of approximately 9.75%. In March 1997, the Company's term and revolving credit facility was amended to provide for maximum borrowings of $55.0 million, consisting of $45.8 million of term loans and $9.2 million of revolving loans. As of March 31, 1997, the Company had outstanding borrowings of $54.3 million under this facility.

  On April 10, 1997, the Company used proceeds from the sale of the Senior Subordinated Notes (see below) to repay all amounts outstanding under the Company's term and revolving credit facility. In connection with this repayment, the Company incurred an extraordinary loss of $1.8 million (consisting primarily of unamortized deferred financing costs) resulting from the early repayment of this debt. Concurrently with the repayment of the existing credit facility, the Company entered into an amended and restated $50 million revolving credit facility with its senior lender. The new credit facility was secured by substantially all of the Company's assets and contains the same basic covenants as in the prior facility. Through December 30, 1997, the Company had an outstanding balance of $20.0 million against this facility.

  During December 1997, the Company entered into a new $40 million revolving bank credit facility. The credit facility is intended to be used for working capital and matures on December 30, 1998 and may be extended for two additional one year periods on each December 30th, provided no event of default occurred during the preceding year, but in no case beyond December 30, 2000. The facility is secured by substantially all of the Company's assets and bears interest at prime plus 1.50% or LIBOR plus 3.25%. The Company pays a fee of 0.5% on the unused portion of the facility and is required to meet certain covenants under the facility. Available amounts under the revolving facility are based on accounts receivable as defined. In December 1997, the Company borrowed $20 million under this facility to repay its previous facility. In connection with this repayment, the Company incurred an extraordinary loss of $2.0 million consisting primarily of unamortized deferred financing costs resulting from the early repayment of this debt.

  The Company is currently borrowing in excess of its borrowing eligibility based on a borrowing base calculation and was granted a waiver by its lender that permits borrowings in excess of its defined borrowing base. The waiver is revocable by the senior lender at any time, and the Company is obligated to pay the senior lender an amount equal to 1% of the credit commitment under the credit facility for each month during which the amount outstanding under the senior credit facility exceeds the borrowing base. The Company is currently in compliance with all other financial covenants under this facility. The Company had outstanding borrowings of $34.5 million under this facility as of March 31, 1998.

Long-term debt

  Long-term debt consist of the following (dollars in thousands):

                                                                                  MARCH 31,    MARCH 31,
                                                                                    1997         1998
                                                                                  --------     --------
              Convertible subordinated debentures ...........................     $ 50,000     $ 50,000
              Term loan under Credit Agreement, repaid April 10, 1997 .......       45,000           --
              Bank note dated December 21, 1992, due in 180 monthly
                installments with interest at 8.75% collateralized by a
                building ....................................................          167          157
              Note dated August 15, 1996, interest at 8.25%. Note is
                collateralized by a building and matures on August 15, 2006.
                The entire balance is due on maturity .......................        3,000        3,000
              Note dated August 15, 1996, interest at 6.25%, repaid
                on January 7, 1998 ..........................................        3,000           --
              Bank note dated April 29, 1994, due in 36 monthly installments
                with interest at 8.75%; collateralized by equipment .........           14            7
              Bank note dated July 16, 1997, due in 119 monthly installments
                with interest at 9.5%; collateralized by aircraft ...........           --        2,202
              Various notes payable with interest from 8.5% to 10%, due dates
                through August 1, 1997, secured by equipment ................           40           --
              Capital leases ................................................          399          152
                                                                                  --------     --------
                                                                                   101,620       55,518
              Less current maturities .......................................        3,328       50,253
                                                                                  --------     --------
                                                                                  $ 98,292     $  5,265
                                                                                  ========     ========

  On May 3, 1996, the Company authorized the issuance of $50.0 million of 8.75% convertible subordinated debentures (the Debentures) and warrants to purchase 250,000 shares of the Company's common stock at $12.88 per warrant, subject to anti-dilution adjustments. The Debentures are convertible at any time and are subject to certain registration rights. The Debentures mature in May 2006 and interest is payable quarterly in arrears. The warrants expire in five years.
The Company did not make the interest payment due on March 31, 1998 but did make the payment within the allowed 30 day grace period. The interest payment due on June 30, 1998 has not been paid as of July 13, 1998 and accordingly the entire principal balance has been classified as a current liability in the accompanying consolidated financial statements. The Debentures are redeemable at the option of the Company after two years, if the average market price of the Company's common stock is above $22.00 for 60 consecutive days, or after three years without regard to the Company's common stock price. The redemption price is equal to 105% of the principal amount decreasing annually to the principal amount in 2004, plus accrued and unpaid interest. The Debentures are convertible into common stock at $10.90 per share, subject to further anti-dilution adjustments, are subordinate to all future senior borrowings and will have voting rights on all matters on an "as converted" basis. The holders of the Debentures must approve any dividend, payment or other distribution to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company.

  The Company renegotiated the terms of its $3.0 million note on January 7, 1998. The note was repaid with a $0.8 million cash payment and stock valued at $0.7 million. The remaining $1.5 million resulted in an adjustment to goodwill.

  The Company has various capital equipment leases with future minimum lease payments for years ending March 31, 1999, 2000, 2001, 2002 and 2003 of $79,000,
$42,000, $12,000, $11,000 and 8,000 respectively. Pursuant to a capital lease agreement entered into during 1993 and as amended in 1994, the Company maintained $48,000 in restricted cash at March 31, 1997 and 1998.

Senior Subordinated Notes

  On April 10, 1997, the Company completed the sale of $110 million of 12-1/2% Senior Subordinated Notes due 2004 (the "Notes") raising net cash proceeds of approximately $105 million. The Notes bear interest, payable semi-annually, at 12-1/2% per annum, subject to increase if certain obligations are not satisfied, and mature on April 1, 2004. There are no mandatory redemption or sinking fund payments required on the Notes. The Company is entitled to redeem the Notes on or after April 1, 2001 for an amount equal to the principal amount of the Note, accrued but unpaid interest through the redemption date, the redemption premium and liquidated damages, if any. In the event of a Change of Control (as defined in the Indenture), each holder of a Note is entitled to require the Company to purchase such holder's Notes at 101% of the principal amount of the Notes, plus accrued but unpaid interest to the date of repurchase and liquidated damages, if any.

  The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company. The Indenture governing the Notes contains certain covenants, including, among other matters, limitations on the ability of the Company to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with affiliates; (iv) engage in unrelated lines of business; or
(v) engage in mergers, consolidations or similar transactions. The Company used $19.2 million of the proceeds from the sales of the Notes to purchase government securities (the "Pledged Securities") which have been pledged for the benefit of the holders of the Notes. The unpaid amount has been presented as restricted cash at March 31, 1998. The scheduled interest and principal payments on the Pledged Securities is in an amount sufficient to pay when due the first three scheduled interest payments on the Notes. The Company recognized $0.8 million of interest income from their securities in fiscal 1998 and made its first interest payment of $6.5 million on October 1, 1997.

  The Notes place certain limitations on the Company with respect to dividend payment or other distributions to stockholders, as well as any redemption of shares of common stock, options or warrants of the Company.

  The Company is a holding company with no material tangible assets or operations other than its investments in its subsidiaries. The Notes are guaranteed by all of the Company's domestic and material foreign subsidiaries. The guarantees are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned by the Company. Assets, equity, income and cash flows of all other subsidiaries of the Company that have not guaranteed the Notes are less than two percent of the respective consolidated amounts and are inconsequential, individually and in the aggregate to the Company. The Company has included separate financial information for the guarantors in Note 18.

  In connection with the issuance of the Notes, the Company issued with each $1,000 principal amount of Notes, a warrant entitling the holder to purchase
4.44 shares of Common Stock of the Company (or 9.06 shares, if a certain level of earnings before interest, taxes, depreciation and amortization (EBITDA) for fiscal 1998 is not achieved) at an exercise price of $9.50 per share. The Company did not meet its EBITDA requirement and issued additional warrants during April 1998, entitling the holder to purchase on additional 4.62 shares of common stock. The warrants are exercisable on or after June 30, 1998 and expire April 1, 2004. The warrants were valued at $1.9 million and have been offset against the face value of the $110 million Notes. The value of the warrants will be amortized to interest expense over the life of the Notes.

Debt Maturities

  The contractual maturities of all debt securities of the Company at March 31, 1998 are as follows (in thousands):

              YEAR ENDING MARCH 31,
              ---------------------
              1999 ...............     $ 84,715
              2000 ...............          224
              2001 ...............          213
              2002 ...............          230
              2003 ...............          246
              Thereafter .........      114,352
                                       --------
                   Total .........     $199,980
                                       ========

6.      DISCONTINUED OPERATIONS

   In April 1998, the Company decided that its incontinent business acquired through its July 1995 acquisition of Allstate, would no longer be considered part of its core business. The Company is currently negotiating with prospective buyers in an effort to sell the operation's assets and liabilities. The Company has accounted for the operations of Allstate as a discontinued operation and the prior years financial statements have been restated to reflect the discontinuation of this operation. Accordingly, the net assets of Allstate operations have been classified as a current asset at March 31, 1997 and 1998 and comprise of:

                                                  1997          1998
                                                 -------      -------
                                                      (IN THOUSANDS)
              Current assets ...............     $ 2,543      $ 2,830
              Non-current assets ...........         618          502
              Current liabilities ..........      (1,226)      (1,331)
                                                 -------      -------
                                                 $ 1,935      $ 2,001
                                                 =======      =======

   The Company anticipates that the disposition will occur in the latter part of the fiscal 1999. The net proceeds from the disposition are expected to exceed the current carrying value.

   Revenue and expenses of the Allstate operations for fiscal years 1996, 1997 and 1998 have been reclassified and recorded in the loss from discontinued business line of the statement of operations. Revenues from the Allstate operations for fiscal years 1996, 1997 and 1998 were $1.8 million, $5.4 million and $8.9 million respectively.

  As of March 31, 1998, the Company recorded a provision for loss on disposal of discontinued business of $1.7 million. This charge represents the estimated loss that will be generated by Allstate's operations from April 1, 1998 up until the disposal date which is expected to occur in the latter part of the Company's 1999 fiscal year.

7.  RESTRUCTURING CHARGES

  In December 1995, the Company implemented a $5.4 million restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Dacomed Corporation, Osbon Medical Systems, Ltd. and Advanced Surgical, Inc. Under the plan the Company has eliminated approximately 70 manufacturing, engineering and administrative personnel and closed all operations at two acquired facilities.

  In September 1996, the Company implemented a $4.0 million restructuring plan to eliminate redundant manufacturing facilities resulting from the Richard-Allan, Intermed and O.R. Concepts acquisitions and their consolidation with some of the existing manufacturing locations. This restructuring included severance costs for approximately 18 employees, certain facility closures and elimination of other redundant selling and administrative costs.

  In March 1997, the Company implemented a $8.0 million restructuring plan to consolidate redundant facilities and reduce personnel resulting from the mergers with Osbon and Microsurge. The plan provides for the elimination of approximately 90 personnel and the closure of all operations at Osbon except for customer service, sales and a limited accounting support staff, and the closure of all Microsurge facilities.

  In September 1997, the Company implemented a $5.4 million restructuring plan to consolidate redundant facilities and reduce personnel resulting from the merger with Imagyn Medical.

   The estimated cost associated with each of the above restructuring plans and the cash and non-cash charges incurred through March 31, 1998 are summarized in the table below.


                                             BEGINNING                                 BALANCE AT
                                          RESTRUCTURING    NON-CASH        CASH         MARCH 31,
                                              ACCRUAL       CHARGES       CHARGES        1998
                                              -------       -------       -------       -------
                                                        (IN THOUSANDS)
              Personnel reduction costs       $15,697       $ 1,718       $11,821       $ 2,158
              Facility reduction costs          7,172         1,521         3,588         2,063
                                              -------       -------       -------       -------
                                              $22,869       $ 3,239       $15,409       $ 4,221
                                              =======       =======       =======       =======

  The Company periodically reviews the restructuring reserves and adjusts them if appropriate. Management believes that restructuring liabilities as of March 31, 1998 are adequate to complete the actions contemplated by the restructuring plans.

8. COMMITMENTS AND CONTINGENCIES

  Dacomed is a defendant in approximately five lawsuits seeking damages in product liability and related theories. Dacomed has also been notified of certain other product liability claims that may become the subject of lawsuits in the future. Dacomed is being defended in such lawsuits by law firms selected by Dacomed's product liability insurer(s). In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. The Company does not anticipate that adverse outcomes in currently pending litigation would have a material adverse effect on its business, results of operations or financial condition. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying consolidated financial statements.

  The Company has various operating lease agreements for office and production facilities. Minimum future lease payments for years ending March 31, 1999, 2000, 2001, 2002, 2003 and thereafter are $1.2 million, $0.7 million, $0.5 million, $0.2 million, $0.2 million, $0.1 million, respectively. In addition, the Company is required to pay maintenance and property taxes attributable to the facilities. Rent expense under all operating leases was approximately $1.0 million, $1.6 million and $1.7 million in 1996, 1997 and 1998, respectively.

  The Company has employment agreements with 8 officers providing for annual aggregate salaries of approximately $2.4 million per annum.

  The Company has various product licensing arrangements which require the payment of certain of the licensors patent costs and royalties on sales of products which incorporate the licensed technology.

9. CAPITAL STOCK

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

  At March 31, 1998, the Company had reserved 16,929,902 shares of authorized common stock, subject to increase under anti-dilution provisions, pursuant to outstanding stock options and warrants.

 10. STOCK OPTIONS AND WARRANTS

  The Company has outstanding, under various stock option plans, options granted to current and former employees, management personnel and directors for up to 8,624,093 shares of the Company's common stock. Options granted generally have five to ten-year terms and generally vest and become exercisable over periods of one to five years.

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

  Pro forma information regarding loss per share is required by SFAS 123, "Accounting for Stock Based Compensation," which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1996, 1997 and 1998, respectively: risk-free interest rates of 5.6%, 6.6% and 5.6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 63%, 57% and 64%; and a weighted-average expected life of the option of 6 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                    1996            1997            1998
                                                 ----------      ----------      ----------
              Pro forma net loss ...........     $  (26,000)     $  (98,707)     $  (98,497)
              Pro forma net loss per share .     $    (1.18)     $    (3.29)     $    (2.77)

  Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until fiscal 2000.

  A summary of the Company's stock option activity, and related information for the nine months ended March 31, 1996, and years ended March 31, 1997 and 1998 follows:

                                                      1996                          1997                         1998
                                              --------------------------   --------------------------  ---------------------------
                                                            WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                             OPTIONS         AVERAGE       OPTIONS         AVERAGE     OPTIONS         AVERAGE
                                              (000)       EXERCISE PRICE   (000)       EXERCISE PRICE  (000)        EXERCISE PRICE
                                              -----       --------------   -----       --------------  -----        --------------
Outstanding -- beginning of periods            1,533         $   10.23      4,920         $   8.54      6,690         $   8.29
Granted                                        4,067              6.16      2,455             7.11      3,797             6.02
Assumed in acquisitions                           --             --            52             2.22         --            --
Exercised                                       (619)             1.46       (436)            3.94       (535)            0.43
Forfeited                                        (61)             6.17       (301)            8.03     (1,328)            8.03
                                              ------         ---------     ------         --------     ------         --------
Outstanding end of periods                     4,920         $    8.54      6,690         $   8.29      8,624         $   7.64
Exercisable at end of periods                    975         $    9.14      2,943         $   9.31      4,784         $   8.96
Weighted-average fair value of options
 granted during year                        $   5.35                       $ 6.44                    $   3.71


  Exercise prices for options outstanding as of March 31, 1998 ranged from $1.86 to $54.50. The weighted average remaining contractual life of those options is 7.09 years.

  Additionally, at March 31, 1998, the Company has non-employee stock options and warrants for 3,718,746 shares of common stock outstanding with exercise prices ranging from $2.46 to $54.49 per share, of which options and warrants for 2,717,108 are currently exercisable. These options and warrants were assigned values at issuance generally using a Black-Scholes option pricing model and expire at various dates through May 2005. The outstanding non-employee options and warrants are exercisable for the following per share prices: less than $5 per share -- 318,498; $5 to $10 per share -- 3,031,578; $10 to $20 per share -- 356,027; and the 12,643 have exercise prices in excess of $20 per share.

11. PENDING LITIGATION

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

   The Company does not anticipate that adverse outcomes in currently pending litigation would have a material adverse effect on its business, results of operations or financial condition.

12. INCOME TAXES

  Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            MARCH 31,        MARCH 31,
                                                                              1997             1998
                                                                            --------         --------
                                                                                 (IN THOUSANDS)
                 Deferred tax assets:
                   Federal, state and foreign net operating loss
                      carryovers ...................................        $ 43,129         $ 66,916
                   Restructuring and merger costs ..................           1,305            1,702
                   Tax credit carryovers ...........................           2,642            2,705
                   Accrued compensation ............................           2,179            2,387
                   Inventory reserve ...............................           1,944            2,480
                   Allowance for doubtful accounts .................           1,160            2,722
                   Capitalized costs ...............................           1,936            1,735
                   Other ...........................................           2,285            2,219
                   Valuation allowance .............................         (54,949)         (79,508)
                                                                            --------         --------
                           Total deferred tax assets, net ..........           1,631            3,358
                 Deferred tax liabilities:
                   Book basis of fixed assets in excess of tax basis              78              259
                   State taxes .....................................           1,553            3,099
                                                                            --------         --------
                           Total deferred tax liabilities ..........           1,631            3,358
                                                                            --------         --------
                           Total ...................................         $     -         $      -
                                                                            ========         ========

  The Company increased its valuation allowance during the period ended March 31, 1998 by $24.6 million due to uncertainties as to the ultimate realization of the Company's deferred tax assets. Certain reductions in the valuation allowance totaling approximately $1.1 million will be credited to additional paid-in capital.

  The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                         NINE MONTHS
                                                            ENDED      YEAR ENDED    YEAR ENDED
                                                            MARCH 31,    MARCH 31,     MARCH 31,
                                                             1996          1997          1998
                                                            -----         -----         -----
                                                                     (IN THOUSANDS)
                 Current:
                   Federal .........................        $ 420         $(262)           $-
                   Foreign .........................           14            --            --
                   State ...........................          153            37             2
                                                            -----         -----         -----
                           Total current ...........          587          (225)            2
                 Deferred:
                   Federal .........................         (128)           --            --
                   Foreign .........................           --            --            --
                   State ...........................          (24)           --            --
                                                            -----         -----         -----
                           Total deferred ..........         (152)           --            --
                                                            -----         -----         -----
                 Provision (benefit) for income taxes       $ 435         $(225)        $   2
                                                            =====         =====         =====


  The income tax benefit from continuing operations at the Company's effective tax rate differed from the provision for income tax provision (benefit) at the statutory rate as follows:

                                                                     NINE MONTHS
                                                                        ENDED          YEAR ENDED       YEAR ENDED
                                                                       MARCH 31,        MARCH 31,        MARCH 31,
                                                                         1996             1997             1998
                                                                       --------         --------         --------
                                                                                    (IN THOUSANDS)
                 Tax benefit at the expected statutory rate ...        $ (7,925)        $(29,030)        $(28,908)
                 Increases (decreases) in taxes resulting from:
                   Valuation allowance, net ...................           7,145           10,464           24,559
                   Loss without benefit .......................              --               --               --
                   Non-deductible goodwill ....................              --           16,150            2,971
                   State income taxes, net ....................              69              593              787
                   Reverse foreign net operating loss not
                    previously benefited ......................           1,994               --               --
                 Establishment of deferred tax assets
                  previously benefited ........................          (1,075)              --               --
                   Other ......................................             227            1,598              593
                                                                       --------         --------         --------
                 Provision (benefit) for income taxes .........        $    435         $   (225)        $      2
                                                                       ========         ========         ========


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

  At March 31, 1998, the Company had NOL's for U.S. federal and state income tax purposes of approximately $178.0 million and $104.0 million, respectively, and general business credit carryovers of approximately $1.8 million and $0.8 million, respectively. These NOL's and general business credits are available to offset future taxable income, if any, through the year 2012 and are subject to certain limitations including separate return limitations.

  On July 24, 1995, the Company redomesticated from Canada to the United
States. As of this date, the Company had loss carryovers for Canadian income tax purposes of approximately $15.0 million, of which $4.0 million would expire in various years through 2003 and $11.0 million would carryforward indefinitely. These losses will not be carried forward due to the redomestication. Any potential Canadian tax liability arising from the redomestication will be offset against the Company's Canadian loss carryovers. Accordingly, no provision for any such potential liability has been included in the accompanying consolidated financial statements.

  The Company's total U.S. domestic and international sales are as follow:

                                                             NINE MONTHS       YEAR            YEAR
                                                                ENDED          ENDED           ENDED
                                                               MARCH 31,      MARCH 31,       MARCH 31,
                                                                1996            1997             1998
                                                              --------        --------        --------
                                                                           (IN THOUSANDS)
                 U.S. domestic .......................        $ 41,331        $ 81,314        $ 88,719
                 International .......................           2,800          12,700          16,800
                                                              --------        --------        --------
                 Total sales .........................        $ 44,131        $ 94,014        $105,519
                                                              ========        ========        ========


13.  RELATED PARTY TRANSACTIONS

   During 1992, the Company entered into a License, Manufacturing and Distribution Agreement (the "Agreement") with Terumo Corporation ("Terumo"), a stockholder, granting Terumo the right to manufacture and distribute certain of the Company's products in Japan. Under the terms of the Agreement, Terumo was required to pay the Company a $1.1 million, non-refundable fee, for the right to distribute the Company's products in Japan and $1 million as a license fee for the right to manufacture certain of the Company's products for sale in Japan. The Agreement also requires Terumo to pay royalties to the Company upon sales of products manufactured by Terumo under the terms of the Agreement. The Company is required to provide manufacturing know-how, training and documentation to Terumo for the purpose of establishing manufacturing capability relating to such products within two years after Japanese government approval of the product, which was obtained in August 1996. In the event the company does not meet its obligation for the transfer of manufacturing know-how, the license fee is subject to refund with interest at 10%. Based on the Company's continuing obligations under the license portion of the Agreement, the Company has deferred income recognition of the $1 million license fee.

  Corporations related through common ownership by a former director provide advertising, publishing management and computer services to the Company. Such services totaled $1.4 million, $2.7 million and $0.3 million for the fiscal periods ended March 31, 1996, 1997 and 1998, respectively. In the opinion of management, these services are in all cases competitively priced and of comparable value to services that would have been received from a third party.

  The Company leases certain of its office facilities from a party related to a former director; rental expense under the lease is $17,500 per month and the lease expires in 2003.

  In August 1996, the Company acquired the real estate on which the Richard-Allan facility is located from a partnership for $4.5 million, consisting of a cash payment of $1.5 million and a note due to the partnership for the balance of the purchase price. A member of the board of directors is a general partner in this partnership.

  A member of the board of directors is affiliated with the holder of $25 million of the 8.75% convertible debentures described in Note 5. Interest expense for the $25 million of debentures aggregated $1.9 million and $2.2 million for the year ended March 31, 1997 and 1998, respectively.

  An officer of the Company is a member of the board of directors of a customer to which the Company made net sales aggregating approximately $5.8 million and $0.8 million in the year ended March 31, 1997 and 1998. At March 31, 1997 and 1998 accounts receivable due from this customer totaled $4.3 million and $4.4 million, respectively.

  In April 1997, the Company advanced to its Chairman and Chief Executive Officer $1.5 million pursuant to an unsecured loan accruing interest at 6.02% and maturing on November 25, 1999.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                MARCH 31,        MARCH 31,        MARCH 31,
                                                                  1996             1997              1998
                                                                --------         --------         --------
                                                                              (IN THOUSANDS)
     Changes in operating assets and liabilities (net
       of acquisitions):
       Receivables .....................................        $ (2,554)        $ (6,464)        $(27,628)
       Income tax receivable ...........................              --             (377)             377
       Inventories .....................................            (837)         (13,285)          (9,163)
       Distributor inventories .........................              --           (6,307)           6,307
       Prepaid expenses ................................          (1,044)            (447)             951
       Net assets of business held for sale ............             (96)          (2,580)             (69)
       Deposits and other assets .......................            (160)          (1,786)           1,594
       Accounts payable and accrued liabilities ........           3,640              361           14,673
       Compensation and employee benefits ..............             666            1,154              903
       Restructuring liabilities .......................           2,005            5,319           (3,030)
       Other liabilities ...............................             182            2,861           (1,405)
                                                                --------         --------         --------
                                                                $  1,802         $(21,551)        $(16,490)
                                                                ========         ========         ========
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Equipment acquired under capital leases ..........        $     --         $     41         $     52
                                                                ========         ========         ========

      Preferred stock of subsidiary exchanged for common
         shares of the Company .........................        $     45         $    860         $     --
                                                                ========         ========         ========
      Equity issued in acquisitions of businesses ......        $     --         $ 48,046         $  1,820
                                                                ========         ========         ========
      Equity issued in settlement of bank note .........        $     --         $     --         $    714
                                                                ========         ========         ========
      Warrants issued in early extinguishment of debt ..        $     --         $  1,794         $    385
                                                                ========         ========         ========
      Warrants issued in connection with financings ....        $  1,520         $    501         $  1,939
                                                                ========         ========         ========
      Issuance of common stock on debt and preferred
         stock conversions .............................        $     --         $  4,984         $     --
                                                                ========         ========         ========
      Cancellation of loan to stockholder and 64,264
       shares of common stock ..........................        $   (170)        $     --         $     --
                                                                ========         ========         ========
      Sale of 459,296 shares of common stock to an
       officer in exchange for a promissory note .......        $     72         $     --         $     --
                                                                ========         ========         ========
     Accretion of convertible redeemable preferred stock
         for against the accumulated deficit ...........        $     20         $     --         $     --
                                                                ========         ========         ========
     Exchange of convertible redeemable preferred
         stock for common stock ........................         $ 20,182         $     --         $     --
                                                                 ========         ========         ========
      Conversion of bridge financing notes to
         preferred stock ...............................        $  2,056         $     --         $     --
                                                                ========         ========         ========
      Exchange of bridge financing warrants for
         common stock ..................................        $    331         $     --         $     --
                                                                ========         ========         ========
      Common stock issued for consulting services ......        $      1         $     --         $     --
                                                                ========         ========         ========
      Unearned compensation related to stock
         options granted ...............................        $  1,145         $     --         $     --
                                                                ========         ========         ========
      Settlement of loan to stockholder and related
       interest receivable in exchange for common stock         $     --         $     83         $     --
                                                                ========         ========         ========
      Conversion of 2,715,546 shares of convertible
       redeemable preferred stock to shares of common
       stock on a one-for one basis ....................        $     --         $  9,935         $     --
                                                                ========         ========         ========
     SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest ............................        $    982         $  7,529         $ 13,975
                                                                ========         ========         ========
     Cash paid for taxes, net of refunds ...............        $  1,012         $     19         $      6
                                                                ========         ========         ========

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Set forth below is summary operating results on a quarterly basis for fiscal 1998 and 1997 (in thousands except share data):


FISCAL 1998:
                                                                       QUARTERS
                                          ---------------------------------------------------------------------
                                            First          Second         Third         Fourth          Total
                                          ---------      ---------      ---------      ---------      ---------
Net sales ...........................     $  24,176      $  40,753      $  21,178      $  19,412      $ 105,519
Gross profit ........................        13,637         21,587          8,451          2,253         45,928
Loss from continuing operations .....       (12,503)       (14,687)       (22,492)       (31,481)       (81,163)
Discontinued operations .............           (35)           (88)          (480)        (2,899)        (3,502)
Extraordinary item ..................        (1,823)            --         (2,037)            --         (3,860)
Net loss ............................       (14,361)       (14,775)       (25,009)       (34,380)       (88,525)
Basic and diluted loss per share from
 continuing operations before
 discontinued operations and
 extraordinary item .................         (0.36)         (0.42)         (0.63)         (0.87)         (2.28)
Basic and diluted loss per share from
 discontinued operations ............         (0.01)            --          (0.01)         (0.08)         (0.10)
Basic and diluted loss per share from
 extraordinary item .................         (0.05)            --          (0.06)            --          (0.11)
Basic and diluted loss per share ....         (0.42)         (0.42)         (0.70)         (0.95)         (2.49)

    The operating results for the fourth quarter of fiscal 1998 includes a $1.3 million charge relating to the write down of the value of certain real estate properties (See note 2).


FISCAL 1997:

                                                                       QUARTERS
                                          ----------------------------------------------------------------
                                            First        Second         Third       Fourth         Total
                                          --------      --------      --------      --------      --------
Net sales ...........................     $ 18,922      $ 23,044      $ 30,027      $ 22,021      $ 94,014
Gross profit ........................       12,148        14,685        17,985         8,487        53,305
Loss from continuing operations .....       (1,693)      (30,975)       (3,104)      (50,767)      (86,539)
Discontinued operations .............         (206)         (464)         (693)         (665)       (2,028)
Extraordinary item ..................       (2,973)           --            --            --        (2,973)
Net loss ............................       (4,872)      (31,439)       (3,797)      (51,432)      (91,540)
Basic and diluted loss per share from
 continuing operations before
 discontinued operations and
 extraordinary item .................        (0.16)        (0.92)        (0.12)        (1.70)        (2.90)
Basic and diluted loss per share from
 discontinued operations ............        (0.01)        (0.02)        (0.02)        (0.02)        (0.07)
Basic and diluted loss per share from
 extraordinary item .................           --         (0.10)           --            --         (0.10)
Basic and diluted loss per share ....        (0.17)        (1.04)        (0.14)        (1.72)        (3.07)


    The operating results for the fourth quarter of fiscal 1997 include the write-off of acquired in-process research and development of $21.7 million, costs of restructuring certain operations of $8.0 million, costs associated with the Microsurge merger of $3.6 million, the write-off of $1.9 million in discontinued product inventory, $0.2 million in costs associated with the abandoned Relax project, and $0.3 million relating to the impairment of goodwill on the Company's Urohealth of Kentucky subsidiary.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments

The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term investments

The fair value of long-term investments are estimated based on quoted market prices for those or similar investments.

Long-term debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. For debt for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                     1997                       1998
                                             ---------------------     ---------------------
                                             Carrying       Fair       Carrying       Fair
                                              Amount        Value       Amount        Value
                                             --------     --------     --------     --------
    Cash and short-term investments ....     $ 40,949     $ 40,949     $    702     $    702
    Long-term investments ..............        5,611        5,611           --           --
    Long  term debt for which it is:
      Practicable to estimate fair value       51,620       51,620        5,518        5,518
      Not practicable ..................       50,000           --      158,306           --

17. SUBSEQUENT EVENTS

    On July 10, 1998, the Company's senior lender increased the maximum amount available under the Company's senior credit facility from $40 million to $43 million. As a condition to that increase, the senior lender required that the Company's Chief Executive Officer guarantee $3.0 million of the Company's indebtedness to the Senior Lender. In consideration of the personal guarantee, the Board of Directors approved the grant to the Chief Executive Officer of an option to acquire 1,000,000 shares of Common Stock at the closing price of the stock on that date. The option is fully vested on the date of grant and expires on July 10, 2008.

18.  SUPPLEMENTAL GUARANTOR SUBSIDIARY INFORMATION

    As discussed in Note 5, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the Notes.

The following supplemental condensed consolidating financial statements present:

1. Condensed consolidating balance sheets at March 31, 1997 and 1998, condensed consolidating statements of operations for the nine months ended March 31, 1996 and for the years ended March 31, 1997 and 1998 and condensed consolidating statements of cash flows for the nine months ended March 31, 1996 and for the years ended March 31, 1997 and 1998.

2. Imagyn Medical Technologies, Inc. (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements for the Guarantor Subsidiaries of the Notes are material to investors in the Notes.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                    March 31, 1998
                                                         ---------------------------------------------------------------------
                                                                                         Non-
                                                                        Guarantor     Guarantor     Elimination
                                                          Parent       Subsidiaries  Subsidiaries      Entries         Total
                                                         ---------     ------------  ------------   -----------      ---------
 ASSETS
 Current assets:
   Cash and equivalents ............................      $      3       $    684        $    15      $      --       $    702
   Receivables, net ................................            --         41,791             37             --         41,828
   Advance receivable - subsidiaries ...............       105,549             --             --       (105,549)            --
   Inventories .....................................            --         31,800            189             --         31,989
   Prepaid expenses ................................            --          2,089              9             --          2,098
   Net assets of discontinued operations ...........            --          2,001             --             --          2,001
                                                          --------       --------        -------      ---------       --------
 Total current assets ..............................       105,552         78,365            250       (105,549)        78,618
 Investments in subsidiaries .......................       (37,475)            --             --         37,475             --
 Restricted cash ...................................            --         13,589             --             --         13,589
 Receivables -- long term ..........................            --          2,513             --             --          2,513
 Property and equipment, net .......................            --         29,131             98             --         29,229
 Patents and intangibles, net ......................            --          8,559             --             --          8,559
 Loans to officers .................................            --          2,227             --             --          2,227
 Deposits and other assets .........................            --            694             --             --            694
 Deferred debt issuance costs ......................         7,654          1,905             --             --          9,559
 Goodwill ..........................................        33,746         24,052             --             --         57,798
                                                          --------       --------        -------      ---------       --------
                                                          $109,477       $161,035            348      $ (68,074)      $202,786
                                                          ========       ========        =======      =========       ========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 Current liabilities:
   Accounts payable and accrued liabilities ........      $  1,094       $ 41,105        $   126      $      --       $ 42,325
   Advance payable - subsidiaries ..................            --        104,185          1,364       (105,549)            --
   Compensation and employee benefits ..............            --          4,133             --             --          4,133
   Restructuring liabilities .......................            --          3,101             --             --          3,101
   Short-term debt .................................            --         34,462             --             --         34,462
   Current portion of long-term debt ...............        50,000            253             --             --         50,253
                                                          --------       --------        -------      ---------       --------
 Total current liabilities .........................        51,094        187,239          1,490       (105,549)       134,274
 Deferred income ...................................            --          1,000             --             --          1,000
 Long-term liabilities:
   Long-term debt ..................................            --          5,265             --             --          5,265
   Senior subordinated notes, net ..................       108,306             --             --             --        108,306
   Restructuring liabilities, less current portion .            --          1,120             --             --          1,120
   Other liabilities ...............................            --          2,744             --             --          2,744
 Stockholders' equity (deficiency) .................       (49,923)       (36,333)        (1,142)        37,475        (49,923)
                                                          --------       --------        -------      ---------       --------
                                                          $109,477       $161,035        $   348      $ (68,074)      $202,786
                                                          ========       ========        =======      =========       ========

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                          CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                   March 31, 1997
                                                         -------------------------------------------------------------------
                                                                                       Non-
                                                                       Guarantor     Guarantor     Elimination
                                                           Parent    Subsidiaries  Subsidiaries      Entries         Total
                                                         ---------   ------------  ------------     ---------      ---------
 ASSETS
 Current assets:
   Cash and equivalents .............................    $       3     $  22,533     $      38      $      --      $  22,574
   Short-term investments ...........................           --        18,375            --             --         18,375
   Receivables, net .................................           --        16,636            26             --         16,662
   Advance receivable - subsidiaries ................       13,013            --            --        (13,013)            --
   Income tax receivable ............................           --           377            --             --            377
   Advances to officers .............................           --           114            --             --            114
   Inventories ......................................           --        22,684           142             --         22,826
   Distributor inventories ..........................           --         6,307            --             --          6,307
   Prepaid expenses .................................           --         3,027            22            --          3,049
   Net assets of discontinued operations ............           --         1,935            --             --          1,935
                                                         ---------     ---------     ---------      ---------      ---------
 Total current assets ...............................       13,016        91,988           228        (13,013)        92,219
 Investments in subsidiaries ........................       29,150            --            --        (29,150)            --
 Long-term cash investments .........................           --         5,611            --             --          5,611
 Restricted cash ....................................           --            48            --             --             48
 Receivables -- long term ...........................           --         2,722            --             --          2,722
 Property and equipment, net ........................           --        26,786           129             --         26,915
 Patents and intangibles, net .......................          668         5,617            --             --          6,285
 Loans to officers ..................................           --           550            --             --            550
 Deposits and other assets ..........................           --         2,288            --             --          2,288
 Deferred debt issuance costs .......................        4,148         1,838            --             --          5,986
 Goodwill ...........................................       35,279         8,138            --             --         43,417
                                                         ---------     ---------     ---------      ---------      ---------
                                                         $  82,261     $ 145,586     $     357      $ (42,163)     $ 186,041
                                                         =========     =========     =========      =========      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 Current liabilities:
   Accounts payable and accrued liabilities .........    $       1     $  21,957     $      55      $      --      $  22,013
   Advance payable - subsidiaries ...................           --        11,647         1,366        (13,013)            --
   Compensation and employee benefits ...............           --         3,230            --             --          3,230
   Restructuring liabilities ........................           --         6,192            --             --          6,192
   Short-term debt ..................................           --        14,518            --             --         14,518
   Current portion of long-term debt ................           --         3,328            --             --          3,328
                                                         ---------     ---------     ---------      ---------      ---------
 Total current liabilities ..........................            1        60,872         1,421        (13,013)        49,281
 Deferred income ....................................           --         1,000            --             --          1,000
 Long-term liabilities:
   Long-term debt ...................................       50,000        48,292            --             --         98,292
   Senior subordinated notes, net ...................           --            --            --             --             --
   Restructuring liabilities, less current portion ..           --           822            --             --            822
   Other liabilities ................................           --         4,149            --             --          4,149
 Minority interest in consolidated subsidiary .......           --           237            --             --            237
 Stockholders' equity (deficiency) ..................       32,260        30,214        (1,064)       (29,150)        32,260
                                                         ---------     ---------     ---------      ---------      ---------
                                                         $  82,261     $ 145,586     $     357      $ (42,163)     $ 186,041
                                                         =========     =========     =========      =========      =========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                           Year Ended March 31, 1998
                                                      ---------------------------------------------------------------------
                                                                                      Non-
                                                                      Guarantor     Guarantor     Elimination
                                                       Parent       Subsidiaries   Subsidiaries     Entries        Total
                                                      ---------      ---------      ---------      ---------      ---------
Net sales ..........................................  $      --      $ 105,519      $     749      $    (749)     $ 105,519
Cost of sales ......................................         --         59,900            440           (749)        59,591
                                                      ---------      ---------      ---------      ---------      ---------
Gross profit .......................................         --         45,619            309             --         45,928
Operating expenses:
  Selling, general and administrative ..............      2,201         85,519            311             --         88,031
  Research and development .........................         --         11,897             --             --         11,897
  Restructuring charges ............................         --          3,846             --             --          3,846
  Write-off of purchased research and
   development .....................................         --             --             --             --             --
  Direct acquisition costs .........................         --          4,220             --             --          4,220
  Loss recorded by subsidiaries ....................     67,176             --             --        (67,176)            --
                                                      ---------      ---------      ---------      ---------      ---------
Total operating expenses ...........................     69,377        105,482            311        (67,176)       107,994
                                                      ---------      ---------      ---------      ---------      ---------
Loss from operations ...............................    (69,377)       (59,863)            (2)        67,176        (62,066)

Other income (expense):
   Minority interest consisting of accrued
    dividends on preferred stock of subsidiary .....         --             (4)            --             --             (4)
   Interest income .................................         --          2,675              4             --          2,679
   Interest expense ................................    (19,148)        (3,086)            --             --        (22,234)
   Other ...........................................         --            464             --             --            464
                                                      ---------      ---------      ---------      ---------      ---------
Loss from continuing operations before provision
 for income taxes ..................................    (88,525)       (59,814)             2         67,176        (81,161)
Provision for income taxes .........................         --              2             --             --              2
                                                      ---------      ---------      ---------      ---------      ---------
Loss from continuing operations before
  discontinued operations and
  extraordinary item ...............................    (88,525)       (59,816)             2         67,176        (81,163)
                                                      ---------      ---------      ---------      ---------      ---------

Discontinued operations:
  Loss from operations of discontinued
   business ........................................         --         (1,835)            --             --         (1,835)
  Loss from disposal of discontinued
   business ........................................         --         (1,667)            --             --         (1,667)
                                                      ---------      ---------      ---------      ---------      ---------
Net loss before extraordinary item .................    (88,525)       (63,318)             2         67,176        (84,665)
Extraordinary item (early extinguishment of debt) ..         --         (3,860)            --             --         (3,860)
                                                      ---------      ---------      ---------      ---------      ---------
Net loss ...........................................  $ (88,525)     $ (67,178)     $       2      $  67,176      $ (88,525)
                                                      =========      =========      =========      =========      =========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                             Year Ended March 31, 1997
                                                       ---------------------------------------------------------------------
                                                                                      Non-
                                                                      Guarantor     Guarantor     Elimination
                                                        Parent      Subsidiaries   Subsidiaries     Entries          Total
                                                      ----------    ------------   ------------   -----------      ---------
 Net sales .......................................     $      --      $  94,014      $     384      $    (384)     $  94,014
 Cost of sales ...................................            --         40,819            274           (384)        40,709
                                                       ---------      ---------      ---------      ---------      ---------
 Gross profit ....................................            --         53,195            110             --         53,305
 Operating expenses:
   Selling, general and administrative ...........         1,513         62,040            188             --         63,741
   Research and development ......................            --          7,984             --             --          7,984
   Restructuring charges .........................            --         12,000             --             --         12,000
   Write-off of purchased research and
     development .................................        37,134         10,098             --             --         47,232
   Direct acquisition costs ......................            --          3,600             --             --          3,600
   Loss recorded by subsidiaries .................        46,863             --             --        (46,863)            --
                                                       ---------      ---------      ---------      ---------      ---------
 Total operating expenses ........................        85,510         95,722            188        (46,863)       134,557
                                                       ---------      ---------      ---------      ---------      ---------
 Loss from operations ............................       (85,510)       (42,527)           (78)        46,863        (81,252)

 Other income (expense):
   Minority interest consisting of accrued
    dividends on preferred stock of subsidiary ...            --            (25)            --             --            (25)
   Interest income ...............................            --          2,652              4             --          2,656
   Interest expense ..............................        (3,864)        (4,279)            --             --         (8,143)
   Other .........................................            --             --             --             --             --
                                                       ---------      ---------      ---------      ---------      ---------
 Loss from continuing operations before provision
  (benefit) for income taxes .....................       (89,374)       (44,179)           (74)        46,863        (86,764)
 Provision (benefit) for income taxes ............            --           (225)            --             --           (225)
                                                       ---------      ---------      ---------      ---------      ---------
 Loss from continuing operations before
   discontinued operations and
   extraordinary item ............................       (89,374)       (43,954)           (74)        46,863        (86,539)

 Discontinued operations:
   Loss from operations of discontinued
     business ....................................            --         (2,028)            --             --         (2,028)
   Loss from disposal of discontinued
      business ...................................            --             --             --             --             --
                                                       ---------      ---------      ---------      ---------      ---------
 Net loss before extraordinary item ..............       (89,374)       (45,982)           (74)        46,863        (88,567)
 Extraordinary item (early extinguishment
      of debt) ...................................        (2,166)          (807)            --             --         (2,973)
                                                       ---------      ---------      ---------      ---------      ---------
 Net loss ........................................     $ (91,540)     $ (46,789)     $     (74)     $  46,863      $ (91,540)
                                                       =========      =========      =========      =========      =========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                      Nine Months Ended March 31, 1996
                                                      ----------------------------------------------------------------
                                                                                   Non-
                                                                    Guarantor    Guarantor    Elimination
                                                        Parent    Subsidiaries  Subsidiaries     Entries        Total
                                                      --------    ------------  ------------    --------      --------
Net sales .......................................     $     --      $ 43,768      $    447      $    (84)     $ 44,131
Cost of sales ...................................           --        16,031            84           (84)       16,031
                                                      --------      --------      --------      --------      --------
Gross profit ....................................           --        27,737           363            --        28,100
Operating expenses:
  Selling, general and administrative ...........           87        39,785           443            --        40,315
  Research and development ......................           --         4,459            --            --         4,459
  Restructuring charges .........................           --         5,456            --            --         5,456
  Write-off of purchased research and
   development ..................................           --            --            --            --            --
  Direct acquisition costs ......................           --         4,232            --            --         4,232
  Loss recorded by subsidiaries .................       23,724            --            --       (23,724)           --
                                                      --------      --------      --------      --------      --------
Total operating expenses ........................       23,811        53,932           443       (23,724)       54,462
                                                      --------      --------      --------      --------      --------
Loss from operations ............................      (23,811)      (26,195)          (80)       23,724       (26,362)

Other income (expense):
  Minority interest consisting of accrued
   dividends on preferred stock of subsidiary ...           --           (55)           --            --           (55)
  Interest income ...............................           --           341            24            --           365
  Interest expense ..............................         (652)         (572)           (3)           --        (1,227)
  Other .........................................           --         3,475            --            --         3,475
                                                      --------      --------      --------      --------      --------
Loss from continuing operations before provision
 for income taxes ...............................      (24,463)      (23,006)          (59)       23,724       (23,804)
Provision for income taxes ......................           --           435            --            --           435
                                                      --------      --------      --------      --------      --------
Loss from continuing operations before
  discontinued operations and
  extraordinary item ............................      (24,463)      (23,441)          (59)       23,724       (24,239)
                                                      --------      --------      --------      --------      --------

Discontinued operations:
  Loss from operations of discontinued
   business .....................................           --          (224)           --            --          (224)
  Loss from disposal of discontinued
   business .....................................           --            --            --            --            --
                                                      --------      --------      --------      --------      --------
Net loss before extraordinary item ..............      (24,463)      (23,665)          (59)       23,724       (24,463)
Extraordinary item (early extinguishment of
  debt) .........................................           --            --            --            --            --
                                                      --------      --------      --------      --------      --------
Net loss ........................................     $(24,463)     $(23,665)     $    (59)     $ 23,724      $(24,463)
                                                      ========      ========      ========      ========      ========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              Year Ended March 31, 1998
                                                      ------------------------------------------------------------------
                                                                    Guarantor   Non-Guarantor  Elimination
                                                        Parent     Subsidiaries  Subsidiaries    Entries        Total
                                                      ---------     ---------     ---------     ---------     ---------
OPERATING ACTIVITIES
  Loss from continuing operations before
    discontinued operations and
    extraordinary item ...........................    $ (88,525)    $ (59,816)    $       2     $  67,176     $ (81,163)
  Non-cash items included in net loss:
  Write-off of purchased research and
    development ..................................           --            --            --            --            --
  Depreciation and amortization ..................        2,201         8,251            31            --        10,483
  Loss recorded by subsidiaries ..................       67,176            --            --       (67,176)           --
  Loss on retirement/write-off of assets .........           --         1,993            --            --         1,993
  Deferred income taxes ..........................           --            --            --            --            --
  Amortization of deferred debt issuance costs ...        1,363           380            --            --         1,743
  Provision for doubtful accounts ................           --         2,671            --            --         2,671
  Accretion and accrued interest on
   convertible notes .............................           --            --            --            --            --
  Accrued dividends on preferred stock of
   subsidiary ....................................           --             4            --            --             4
  Non-cash interest income on officer loan .......                       (137)           --                        (137)
  Non-cash interest expense on bridge financing
    warrants .....................................           --            --            --            --            --
  Compensation related to stock options vesting ..           --           615            --            --           615
  Other non-cash item ............................           --            --            --            --            --
  Changes in operating assets and liabilities ....      (87,974)       71,540           (56)           --       (16,490)
                                                      ---------     ---------     ---------     ---------     ---------
  Net cash used in continuing operating activities     (105,759)       25,501           (23)           --       (80,281)
  Non cash used in extraordinary item ............           --          (526)           --                        (526)
  Non cash used in discontinued operations .......           --        (1,832)           --            --        (1,832)
                                                      ---------     ---------     ---------     ---------     ---------
  Net cash used in operating activities ..........     (105,759)       23,143           (23)           --       (82,639)
INVESTING ACTIVITIES
  Purchases of investments .......................           --       (26,561)                                  (26,561)
  Sale of investments ............................           --        50,547            --            --        50,547
  Purchases of property and equipment, net .......           --       (10,688)                         --       (10,688)
  Payments for acquisition of businesses,
   net of cash acquired ..........................           --       (15,836)                         --       (15,836)
  Proceeds from disposal of property and .........           --
   equipment .....................................           --            --                          --            --
  Purchases of technology ........................           --          (323)                         --          (323)
  Decrease (increase) in restricted cash .........           --       (13,541)                         --       (13,541)
  Loans and advances to officers .................           --        (1,305)                         --        (1,305)
                                                      ---------     ---------     ---------     ---------     ---------
  Net cash provided by (used in) investing
   activities ....................................           --       (17,707)           --            --       (17,707)
FINANCING ACTIVITIES .............................           --            --            --
  Issuance of common shares ......................           --            --            --            --            --
  Secondary offering of common stock .............           --            --            --            --            --
  Exercise of stock options and warrants .........          628            --            --            --           628
  Issuance of preferred stock by subsidiary ......           --            --            --            --            --
  Issuance of equity securities by pooled company            --            --            --            --            --
  Issuance of warrants ...........................           --            --            --            --            --
  Proceeds from bridge financing notes ...........           --            --            --            --            --
  Proceeds from sale of convertible preferred
  stock ..........................................           --            --            --            --            --
  Repayment of convertible subordinated note .....           --        (5,268)           --            --        (5,268)
  Proceeds from long-term debt ...................      110,000         2,301            --            --       112,301
  Revolving lines of credit, net .................           --        25,212            --            --        25,212
  Principal payments on long-term debt ...........           --       (46,205)           --            --       (46,205)
  Repurchase of preferred stock ..................           --          (174)           --            --          (174)
  Deferred debt issuance costs ...................       (4,869)       (3,151)           --            --        (8,020)
                                                      ---------     ---------     ---------     ---------     ---------
  Net cash provided by financing activities ......      105,759       (27,285)           --            --        78,474
                                                      ---------     ---------     ---------     ---------     ---------
  Net increase (decrease) in cash and equivalents            --       (21,849)          (23)           --       (21,872)
  Cash and equivalents, beginning of year ........            3        22,533            38            --        22,574
                                                      ---------     ---------     ---------     ---------     ---------
  Cash and equivalents, end of year ..............    $       3     $     684     $      15     $      --     $     702
                                                      =========     =========     =========     =========     =========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              Year Ended March, 31, 1997
                                                        ----------------------------------------------------------------------
                                                                                       Non-
                                                                       Guarantor     Guarantor      Elimination
                                                         Parent      Subsidiaries   Subsidiaries      Entries         Total
                                                        ---------    ------------   ------------     ---------      ---------
OPERATING ACTIVITIES
  Loss from continuing operations before
   discontinued operations and
   extraordinary item .............................     $ (89,374)     $ (43,954)     $     (74)     $  46,863      $ (86,539)
  Non-cash items included in net loss:
  Write-off of purchased research and
    development ...................................        37,134          3,848             --             --         40,982
  Depreciation and amortization ...................         1,513          3,932             31             --          5,476
  Loss recorded by subsidiaries ...................        46,863             --             --        (46,863)            --
  Loss on retirement/write-off of assets ..........            --            354             --             --            354
  Deferred income taxes ...........................            --             --             --             --             --
  Amortization of deferred debt issuance costs ....           645            168             --             --            813
  Provision for doubtful accounts .................            --            (39)            --             --            (39)
  Accretion and accrued interest on
   convertible notes ..............................           445             --             --             --            445
  Accrued dividends on preferred stock of
   subsidiary .....................................            --             25             --             --             25
  Non-cash interest income on officer loan ........            --             (8)            --             --             (8)
  Non-cash interest expense on bridge financing
    warrants ......................................            --             --             --             --             --
  Compensation related to stock options vesting ...            --            350             --             --            350
  Other non-cash item .............................            --             --             --
  Changes in operating assets and liabilities .....       (33,968)        12,393             24             --        (21,551)
                                                        ---------      ---------      ---------      ---------      ---------
  Net cash used in continuing operating activities        (36,742)       (22,931)           (19)            --        (59,692)
  Net cash used in extraordinary item .............            --           (540)            --             --           (540)
  Net cash used in discontinued operations ........            --         (1,044)            --             --         (1,044)
                                                        ---------      ---------      ---------      ---------      ---------
  Net cash used in operating activities ...........       (36,742)       (24,515)           (19)            --        (61,276)
INVESTING ACTIVITIES
  Purchases of investments ........................            --        (19,463)            --             --        (19,463)
  Sale of investments .............................            --            243             --             --            243
  Purchases of property and equipment, net ........            --        (13,025)            --             --        (13,025)
  Payments for acquisition of businesses,
   net of cash acquired ...........................       (28,962)        (9,199)            --             --        (38,161)
  Proceeds from disposal of property and
   equipment ......................................            --             --             --             --             --
  Purchases of technology .........................            --         (1,207)            --             --         (1,207)
  Decrease (increase) in restricted cash ..........            --             48             --             --             48
  Loans and advances to officers ..................            --           (664)            --             --           (664)
                                                        ---------      ---------      ---------      ---------      ---------
  Net cash provided by (used in) investing
   activities .....................................       (28,962)       (43,267)            --             --        (72,229)
FINANCING ACTIVITIES
  Issuance of common shares .......................            --         47,832             --             --         47,832
  Secondary offering of common stock ..............        18,817             --             --             --         18,817
  Exercise of stock options and warrants ..........         1,453             --             --             --          1,453
  Issuance of preferred stock by subsidiary .......            --             --             --             --             --
  Issuance of equity securities by pooled company .            --             --             --             --             --
  Issuance of warrants ............................            --             --             --             --             --
  Proceeds from bridge financing notes ............            --             --             --             --             --
  Proceeds from sale of convertible preferred stock            --             --             --             --             --
  Repayment of convertible subordinated note ......            --             --             --             --             --
  Proceeds from long-term debt ....................        50,000         60,184             --             --        110,184
  Revolving lines of credit, net ..................            --          1,977             --             --          1,977
  Principal payments on long-term debt ............            --        (19,888)            --             --        (19,888)
  Repurchase of preferred stock ...................            --             --             --             --             --
  Deferred debt issuance costs ....................        (4,566)        (6,456)            --             --        (11,022)
                                                        ---------      ---------      ---------      ---------      ---------
  Net cash provided by financing activities .......        65,704         83,649             --             --        149,353
                                                        ---------      ---------      ---------      ---------      ---------
  Net increase (decrease) in cash and equivalents .            --         15,867            (19)            --         15,848
  Cash and equivalents, beginning of year .........             3          6,666             57             --          6,726
                                                        ---------      ---------      ---------      ---------      ---------
  Cash and equivalents, end of year ...............     $       3      $  22,533      $      38      $      --      $  22,574
                                                        =========      =========      =========      =========      =========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       Nine Months Ended March 31, 1996
                                                         ----------------------------------------------------------------
                                                                                       Non-
                                                                       Guarantor     Guarantor    Elimination
                                                          Parent     Subsidiaries   Subsidiaries    Entries        Total
                                                         --------    ------------   ------------   --------      --------
 OPERATING ACTIVITIES
   Loss from continuing operations before
    discontinued operations and
    extraordinary item .............................     $(24,463)     $(23,441)     $    (59)     $ 23,724      $(24,239)
   Non-cash items included in net loss:
   Extraordinary item ..............................           --            --            --            --            --
   Write-off of purchased research and
     development ...................................           --            --            --            --            --
   Depreciation and amortization ...................           87         1,743            23            --         1,853
   Loss recorded by subsidiaries ...................       23,724            --            --       (23,724)           --
   Loss on retirement/write-off of assets ..........           --           664            --            --           664
   Deferred income taxes ...........................           --          (152)           --            --          (152)
   Amortization of deferred debt issuance costs ....          637            --            --            --           637
   Provision for doubtful accounts .................           --         1,126            --            --         1,126
   Accretion and accrued interest on
    convertible notes ..............................           15            --            --            --            15
   Accrued dividends on preferred stock of
    subsidiary .....................................           --            55            --            --            55
   Non-cash interest income on officer loan ........           --            --            --            --            --
   Non-cash interest expense on bridge financing
    warrants .......................................           --           141            --            --           141
   Compensation related to stock options vesting ...           --           180            --            --           180
   Other non-cash item .............................           --             1            --            --             1
   Changes in operating assets and liabilities .....       (3,255)        4,940           117            --         1,802
                                                         --------      --------      --------      --------      --------
   Net cash used in continuing operating activities        (3,255)      (14,743)           81            --       (17,917)
   Net cash used in discontinued operations ........           --          (198)           --            --          (198)
                                                         --------      --------      --------      --------      --------
   Net cash used in operating activities ...........       (3,255)      (14,941)           81            --       (18,115)
 INVESTING ACTIVITIES
   Purchases of investments ........................           --        (6,024)           --            --        (6,024)
   Sale of investments .............................           --         2,282            --            --         2,282
   Purchases of property and equipment, net ........           --        (3,172)           --            --        (3,172)
   Payments for acquisition of businesses,
    net of cash acquired ...........................           --            --            --            --            --
   Proceeds from disposal of property and
    equipment ......................................           --           788            --            --           788
   Purchases of technology .........................           --          (333)           --            --          (333)
   Decrease (increase) in restricted cash ..........           --            --            --            --            --
   Loans and advances to officers ..................           --            --            --            --            --
                                                         --------      --------      --------      --------      --------
   Net cash provided by (used in) investing
    activities .....................................           --        (6,459)           --            --        (6,459)
 FINANCING ACTIVITIES
   Issuance of common shares .......................           --            --            --            --            --
   Secondary offering of common stock ..............           --            --            --            --            --
   Exercise of stock options and warrants ..........          754            --            --            --           754
   Issuance of preferred stock by subsidiary .......        1,831            --            --            --         1,831
   Issuance of equity securities by pooled
    company.........................................           --         4,149            --            --         4,149
   Issuance of warrants ............................          670            --            --            --           670
   Proceeds from bridge financing notes ............           --           880            --            --           880
   Proceeds from sale of convertible preferred
    stock...........................................           --         7,879            --            --         7,879
   Repayment of convertible subordinated note ......           --         7,913            --            --         7,913
   Proceeds from long-term debt ....................           --         5,433            --            --         5,433
   Revolving lines of credit, net ..................           --          (868)           --            --          (868)
   Principal payments on long-term debt ............           --            --            --            --            --
   Repurchase of preferred stock ...................           --            --            --            --            --
   Deferred debt issuance costs ....................           --          (221)           --            --          (221)
                                                         --------      --------      --------      --------      --------
   Net cash provided by financing activities .......        3,255        25,165            --            --        28,420
                                                         --------      --------      --------      --------      --------
   Net increase (decrease) in cash and
    equivalents.....................................           --         3,765            81            --         3,846
   Cash and equivalents, beginning of year .........            3         2,901           (24)           --         2,880
                                                         --------      --------      --------      --------      --------
   Cash and equivalents, end of year ...............     $      3      $  6,666      $     57      $     --      $  6,726
                                                         ========      ========      ========      ========      ========

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California on July 14, 1998.

                                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                                       By: /s/ CHARLES A. LAVERTY
                                          ------------------------------------
                                          Charles A. Laverty
                                          Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

  Each person whose signature appears below hereby authorizes and appoints Charles A. Laverty, Michael A. Montevideo and Kevin M. Higgins, jointly and severally, as attorneys-in-fact and agents, each acting alone, with full powers of substitution, to sign on his or her behalf, individually and in the capacities stated below, and to file any and all amendments, to this report and exhibits and other documents in connection therewith, with Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                              TITLE                                DATE
                  ---------                                              -----                                ----
             /s/ CHARLES A. LAVERTY                          Chairman of the Board and                    July 14, 1998
------------------------------------------------             Chief Executive Officer
               Charles A. Laverty                            (Principal Executive Officer)

            /s/ MICHAEL A. MONTEVIDEO                        Sr. Vice President and
------------------------------------------------             Chief Financial Officer
              Michael A. Montevideo                          (Principal Financial and Accounting          July 14, 1998
                                                             Officer)


              /s/ JOHN CHAMBERLIN                            Director                                     July 13, 1998
------------------------------------------------
                 John Chamberlin

                                                             Director                                     July __, 1998
------------------------------------------------
                Robert N. Elkins

              /s/ LAWRENCE GOELMAN                           Director                                     July 13, 1998
------------------------------------------------
                Lawrence Goelman

             /s/ PHILIP D. GREEN                             Director                                     July 13, 1998
------------------------------------------------
                 Philip D. Green

              /s/ Michael S. Gross                           Director                                     July 13, 1998
------------------------------------------------
                Michael S. Gross

            /s/ RICHARD R. NEWHAUSER                         Director                                     July 13, 1998
------------------------------------------------
              Richard R. Newhauser

             /s/ FRANCIS J. TEDESCO                          Director                                     July  9, 1998
------------------------------------------------
               Francis J. Tedesco

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
UROHEALTH Systems, Inc.

We have audited the consolidated financial statements of UROHEALTH Systems, Inc. (before giving effect to the business combination with Imagyn Medical, Inc. which occurred on September 29, 1997 and was accounted for as a pooling of interests) as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the nine months ended March 31, 1996 and the year ended March 31, 1997, and have issued our report thereon dated July 8, 1997 (included elsewhere in this report). Our audits also included the financial statement schedule listed in
Item 14 (a) (2) of this report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of certain wholly- owned subsidiaries, which statements reflect total assets constituting 16.5% and 3.9% of consolidated total assets as of March 31, 1996 and 1997, respectively, and net sales constituting 8% and 8% of consolidated net sales for the nine months ended March 31, 1996 and the year ended March 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included in the consolidated financial statements for such entities, is based solely on the reports of other auditors.

In our opinion, based on our audits and reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the nine months ended March 31, 1996 and the year ended March 31, 1997.


                                          /s/ Ernst & Young LLP

Orange County, California
July 8, 1997

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                                   SCHEDULE I
                CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY



                       IMAGYN MEDICAL TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEET
                                 (In thousands)

                                                               MARCH 31,
                                                                 1998
                                                              ---------
        ASSETS
        Current assets:
          Cash and equivalents ..........................     $       3
         Advance receivable - subsidiaries ..............       105,549
                                                              ---------
        Total current assets ............................       105,552
        Investments in subsidiaries .....................       (37,475)
        Deferred debt issuance costs ....................         7,654
        Goodwill ........................................        33,746
                                                              ---------
                                                              $ 109,477
                                                              =========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
        Current liabilities:
          Accounts payable and accrued liabilities ......     $   1,094
          Current portion of long-term debt .............        50,000
                                                              ---------
        Total current liabilities .......................        51,094
          Senior subordinated notes, net ................       108,306
        Stockholders' equity (deficiency) ...............       (49,923)
                                                              ---------
                                                              $ 109,477
                                                              =========


                        IMAGYN MEDICAL TECHNOLOGIES, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                              YEAR ENDED
                                                                MARCH
                                                              31, 1998
                                                              --------
         Operating expenses:
         Selling, general and administrative ............     $  2,201
          Loss recorded by subsidiaries .................       67,176
                                                              --------
         Total operating expenses .......................       69,377
                                                              --------
         Loss from operations ...........................      (69,377)

         Other income (expense):
            Interest expense ............................      (19,148)
                                                              --------
         Loss from continuing operations before provision
          for income taxes ..............................      (88,525)
         Provision for income taxes .....................           --
                                                              --------
         Net loss .......................................     $(88,525)
                                                              ========

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                              YEAR ENDED
                                                               MARCH 31,
                                                                 1998
                                                              ---------
       OPERATING ACTIVITIES
         Loss from continuing operations before
         discontinued operations and extraordinary
         item ..........................................      $ (88,525)
         Depreciation and amortization ..................         2,201
         Loss recorded by subsidiaries ..................        67,176
         Amortization of deferred debt issuance costs ...         1,363
         Changes in operating assets and liabilities ....       (87,974)
                                                              ---------
         Net cash used in continuing operating activities      (105,759)
         Non cash used in extraordinary item ............            --
         Non cash used in discontinued operations .......            --
                                                              ---------
         Net cash used in operating activities ..........      (105,759)
       FINANCING ACTIVITIES
         Exercise of stock options and warrants .........           628
         Proceeds from long-term debt ...................       110,000
         Deferred debt issuance costs ...................        (4,869)
                                                              ---------
         Net cash provided by financing activities ......       105,759
                                                              ---------
         Net increase (decrease) in cash and equivalents             --
         Cash and equivalents, beginning of year ........             3
                                                              ---------
         Cash and equivalents, end of year ..............     $       3
                                                              =========


                       IMAGYN MEDICAL TECHNOLOGIES, INC.

           NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     Imagyn Medical Technologies, Inc. is a holding company with no material tangible assets or operations other than investments in its subsidiaries. For further information, reference should be made to the accompanying Notes to Consolidated Financial Statements of Imagyn Medical Technologies, Inc.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                                  SCHEDULE II
                        CONSOLIDATED VALUATION ACCOUNTS
                                 (in thousands)


                                              BALANCE AT
                                               BEGINNING                                           BALANCE AT
             DESCRIPTION                      OF PERIOD    ADDITIONS   ACQUISITION   WRITE OFFS   END OF PERIOD
-----------------------------------------     ---------    ---------   -----------   ----------   -------------
Year ended March 31, 1998:
     Allowance for doubtful accounts ....      $ 1,899      $ 2,671      $    --       (1,211)      $ 3,359
     Allowance for inventory obsolescence        1,778        2,238           --         (321)        3,695
                                               -------      -------      -------      -------       -------
          Total .........................      $ 3,677      $ 4,909      $    --      $(1,532)      $ 7,054
                                               =======      =======      =======      =======       =======


Year ended March 31, 1997:
     Allowance for doubtful accounts ....      $ 1,747      $    82      $   232      $  (162)      $ 1,899
     Allowance for inventory obsolescence        2,101          157          451         (931)        1,778
                                               -------      -------      -------      -------       -------
          Total .........................      $ 3,848      $   239      $   683      $(1,093)      $ 3,677
                                               =======      =======      =======      =======       =======


Nine month period ended March 31, 1996:
     Allowance for doubtful accounts ....      $   621      $ 1,126      $    --      $    --       $ 1,747
     Allowance for inventory obsolescence          602        1,545           --          (46)        2,101
                                               -------      -------      -------      -------       -------
          Total .........................      $ 1,223      $ 2,671      $    --      $   (46)      $ 3,848
                                               =======      =======      =======      =======       =======

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                      DESCRIPTION                                PAGE
-------                     -----------                                ----
  2.1    Agreement and Plan of Merger, dated April 19, 1997,
         among the Company, Urohealth Acquisition Corporation and
         Imagyn Medical, Inc. Incorporated by reference to
         Exhibit 2.1 of the Company's Annual Report on Form 10-K
         for the year ended March 31, 1997 (the "1997 Form
         10-K").

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

  3.2    Bylaws of the Company Incorporated by reference to
         Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K").

  4.1    Rights Agreement. Incorporated by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K dated
         May 20, 1993 (the "May 20, 1993 Form 8-K").

  4.2    Form of Rights Certificate Incorporated by reference to
         Exhibit 4.2 to the May 20, 1993 Form 8-K.

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

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                      DESCRIPTION                                PAGE
-------                     -----------                                ----
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

  10.2   Purchase Agreement, dated April 3, 1997, between
         Urohealth Systems, Inc. and Bear, Stearns & Co., as initial purchaser of the Company's 12 -1/2% Senior
         Subordinated Notes due 2004. Incorporated by reference to Exhibit 4.2 of the Company's April 28, 1997 Form 8-K.

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

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                      DESCRIPTION                                PAGE
-------                     -----------                                ----
  10.12  Antidilution Agreement, dated October 19, 1995, between
         Urohealth Systems, Inc. and Silicon Valley Bank.
         Incorporated by reference to Exhibit 10.31 of the
         Company's Registration Statement on Form S-4 (No.
         33-99976).

  10.13  Promissory Note, dated November 27, 1996, from Charles
         A. Laverty in favor of Urohealth Systems, Inc. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

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

  10.16  First Amendment to Lease, dated April 25, 1997, between
         Urohealth Systems, Inc. and The Irvine Company.
         Incorporated by reference to Exhibit 10.16 of the Company's 1997 Form 10-K.

  10.17  Standard Industrial/Commercial Single Tenant Lease, dated
         December 6, 1993 between a wholly-owned subsidiary of the Company and Redhill-Fischer Business Park relating to
         Costa Mesa manufacturing facility. Incorporated by reference to Exhibit 19 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1993.

  10.18  Urohealth 1994 Stock Incentive Plan, as amended through
         August 9, 1996.* Incorporated by reference to Exhibit
         10.18 of the Company's 1997 Form 10-K.

  10.19 1996 Directors' Stock Incentive Plan* Incorporated by reference to Exhibit 10.19 of the Company's 1997 Form
         10-K.

  10.20  Non-Employee Directors Stock Option Plan, as amended on
         December 29,1995.* Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.

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

  10.25 Employment Agreement, effective as of November 30, 1995, between Urohealth Systems, Inc. and Bruce A. Hazuka.*
         Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.

  10.26 Employment Agreement, effective as of November 30, 1995, between Urohealth Systems, Inc. and Kevin M. Higgins.*
         Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1995.

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                      DESCRIPTION                                PAGE
-------                     -----------                                ----
  10.27  Employment Agreement, dated January 2, 1996, between
         Urohealth Systems, Inc. and Michael Schuler.*
         Incorporated by reference to Exhibit 10.29 of the
         Company's 1997 Form 10-K.

  10.28  Employment Agreement, dated August 14, 1996, between
         Urohealth Systems, Inc. and Richard Newhauser.
         Incorporated by reference to Exhibit 10.31 of the Company's 1997 Form 10-K.

  10.29  Consulting Agreement, dated August 14, 1996, between
         Urohealth Systems, Inc. and Richard Newhauser.
         Incorporated by reference to Exhibit 10.32 of the Company's 1997 Form 10-K.

  10.30  Purchase Money Secured Promissory Note, dated August 15,
         1996, of Urohealth Systems, Inc., as amended, in favor of Newhauser Associates. Incorporated by reference to
         Exhibit 10.33 of the Company's 1997 Form 10-K.

  10.31  Promissory Note, dated April 2, 1997, between Charles A.
         Laverty and Urohealth Systems, Inc. Incorporated by reference to Exhibit 10.35 of the Company's 1997 Form
         10-K.

  10.32  Credit Agreement, dated December 31, 1997, between BT
         Commercial Corporation, as agent, and the Company and its subsidiaries. Incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, as filed with SEC on February 13, 1998.

  10.33  Employment Agreement, dated October 13, 1997 between the
         Company and Michael A. Montevideo*

  10.34  Employment Agreement, dated November 12, 1997, between the
         Company and Randall L. Condie*

  21.1   Subsidiaries

  23.1   Consent of Deloitte & Touche LLP

  23.2   Consent of Ernst & Young LLP

  23.3   Consent of PricewaterhouseCoopers LLP

  23.4   Consent of PricewaterhouseCoopers LLP

  24.1   Power of Attorney (included on signature pages)

  27.1   Financial Data Schedule

----------

 * Management or compensatory plan