Form 10-K/A
period 1998-03-31
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1998-07-29
CIK 873209

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

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

                         COMMISSION FILE NUMBER: 1-11150

                                ----------------

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

===============================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names and ages of all executive officers, certain key employees and directors of Imagyn as of July 24, 1998. A summary of the background and experience of each of these individuals is set forth below.


        NAME                                  AGE              POSITION HELD
        ----                                  ---              -------------
Charles A. Laverty(1).......................   52  Chairman of the Board and Chief Executive Officer
Bruce A. Hazuka.............................   51  Chief Operating Officer
Kevin M. Higgins............................   56  Senior Vice President and General Counsel
Michael A. Montevideo                          44  Senior Vice President and Chief Financial Officer
Randall L. Condie...........................   43  President-- Urology Products
Michael Schuler.............................   48  President-- Surgical Products
M. Cassandra Hoag...........................   42  President-- Gynecology Products

John S. Chamberlin(1).......................   69  Director
Robert N. Elkins, M.D.(3)...................   52  Director
Lawrence Goelman(1)(2)(3)...................   56  Director
Philip Green................................   49  Director
Michael S. Gross(1).........................   35  Director
Richard Newhauser...........................   50  Director
Francis J. Tedesco, M.D.(2).................   52  Director
----------

(1) Member of Executive Committee.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

        The Company's Board of Directors is divided into three classes. One class of directors of Imagyn is elected at each annual meetings of stockholders to serve a three-year term or until their successors are elected and officers of the Company serve at the discretion of the Board of Directors.

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

        RANDALL L. CONDIE has served as President -- Urology since December 1997. Prior to that, Mr. Condie served as President --Medical Surgical Products from February 1997 until December 1997. Prior to that Mr. Condie was Vice President, National Accounts for the Company, serving in that capacity between August 1995 and February 1997. Prior to that he held several executive sales management positions with the Company since October 1994. From March 1993 until September 1994, Mr. Condie was Regional Vice President of NMC Home Care, Inc., a Division of W.R. Grace Inc.

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

        JOHN S. CHAMBERLIN has served as a director of the Company since June 1996. Mr. Chamberlin worked for 22 years in various assignments for General Electric Company, including sales, product planning, marketing, General Manager of Radio Receiver Department and Vice President and General Manager of the Housewares and Audio Business Division. From 1976 to 1985 he was the President and Chief Executive Officer of Lenox, Inc. and in 1985 joined Avon Products, Inc. as President and Chief Operating Officer, leaving Avon in 1988. Mr. Chamberlin is presently Chairman of the Board of Life Fitness Company and WNS, Inc., and he serves on the Boards of Directors of The Scotts Co., Seasons, Inc., the Robbins Company, Healthsouth Corporation and the Sports Holding Company. Mr. Chamberlin is a Trustee of the Medical Center of Princeton and the Woodrow Wilson National Fellowship Foundation.

        ROBERT N. ELKINS, M.D. has served as a director of the Company since March 1995. Dr. Elkins is the founder of Integrated Health Services, Inc., a provider of post acute and subacute care. Dr. Elkins has served as the Chairman and Chief Executive Officer of Integrated Health Services since 1986. Dr. Elkins, a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center at the State University of New York and completed his residency at Harvard University.

        LAWRENCE GOELMAN has served as a director of the Company since March 1995. From 1981 until 1995, Mr. Goelman served as the Chairman and Chief Executive Officer of CostCare, a national healthcare cost management firm. Since 1995, Mr. Goelman has acted as a consultant, and currently is Managing Director of Tremont Partners.

        PHILIP GREEN has served as a director of the Company since October 1997. Mr. Green is, and for more than five years has been, managing partner of Green Stewart Farber & Anderson, a law firm based in Washington, DC.

        MICHAEL S. GROSS has served as a director of the Company since June 1996. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Gross is a director of Allied Waste Industries, Inc., Converse, Inc., The Florsheim Group, Inc., Furniture Brands International, Inc. and Proffitts, Inc.

        RICHARD NEWHAUSER became a director of the Company in August 1996. Prior to that he served as Chairman and Chief Executive Officer of Richard-Allan Medical Industries, Inc. from 1974 until the acquisition of Richard-Allan by the Company in August 1996.

        FRANCIS J. TEDESCO, M.D. has served as a director of the Company since December 1995. Dr. Tedesco has served as President of the Medical College of Georgia since 1988, and prior to that time he held several different positions at the college, including Professor of Medicine and Chief, Section of Gastroenterology and Vice President for Clinical Affairs.

Election of Directors

        Pursuant to the Employment Agreement between Charles A. Laverty and the Company, the Company is obligated to use its best efforts to cause Mr. Laverty to be elected as a voting member of the Company's Board of Directors during the term of his employment. In connection with the acquisition of Richard-Allan Medical, the Company agreed to use its best efforts to cause Richard Newhauser to be elected to the Company's Board of Director until August 1999. Mr. Gross is one of the two nominees of the holders of the Convertible Debentures, and the holders of the Company's convertible debentures have elected not to name a second nominee at this time. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which such director or executive officer was or is to be elected as a director or executive officer, as applicable.

Directors' Fees

        Each director of the Company who is not a salaried officer is entitled to receive $10,000 per year and $1,000 for each directors and committee meeting attended. Directors are also entitled to reimbursement of expenses incurred in connection with business of the Company. Directors also receive annual grants of options to purchase 7,500 shares of Common Stock of the Company after each annual stockholders meeting pursuant to the Company's 1996 Directors' Stock Incentive Plan.

Committees of the Board

        The Company currently has three committees of the Board of Directors, the Executive Committee, the Audit Committee and the Compensation Committee.

        The Executive Committee, currently consisting of Messrs. Laverty, Goelman, Chamberlin and Gross, exercises the power of the Board of Directors (except for certain powers that may only be exercised by the full Board) in monitoring the management of the business of the Company between meetings of the full Board of Directors.

        The Audit Committee, currently consists of Messrs. Goelman and Tedesco, recommends the appointment of the Company's independent public accountants, reviews and approves the scope of the annual audit and reviews the results thereof with the Company's independent accountants. The Audit Committee also assists the Board of Directors in reviewing the Compnay's business ethics and conflict of interests policies.

        The Compensation Committee, consisting of Messrs. Goelman and Elkins, reviews and establishes the salary, bonus and stock awards received by the Company's Chief Executive Officer, and, in consultation with the Chief Executive Officer, reviews the compensation of the other executive officers of the Company. The Compensation Committee is also responsible for administering the Company's 1994 Stock Incentive Plan and other stock-based incentive plans. The Compensation Committee determines the recipients of awards, sets the exercise price of shares granted and determines the terms, provisions and conditions of all rights granted.

Compensation Committee Interlocks and Insider Participation

        During fiscal 1998, the Compensation Committee consisted of Messrs. Goelman, Elkins and Estrin. Mr. Estrin resigned from the Board after fiscal year end. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Board of Directors or Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers of such entities.

Attendance at Board and Committee Meetings

        During the fiscal year ended March 31, 1998, the Board of Directors met 11 times. In addition, the Audit Committee met six times and the Compensation Committee met five times. The Executive Committee did not meet on a formal basis during the year. Each director, except for Dr. Elkins, attended 75% or more of the aggregate number of meetings held by the Board of Directors and all committees of the Board of Directors on which such directors served.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC. Executive officers and directors are also required by the SEC rules to furnish the Company with copies of all Section 16(a) reports which they file. Based solely on its review of the Forms 3, 4 and 5 provided to or filed on behalf of its executive officers and directors, as well as written representations from these individuals regarding Forms 5, the Company believes that, during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules, except for Form 4s by Messrs. Chamberlin, Elkins, Gross and Tedesco relating to options automatically granted under the Company's 1996 Directors' Stock Incentive Plan after the 1997 Annual Meeting of Stockholders. Each of the late Form 4s related to an option grant for 7,500 shares and the late forms were filed in April 1998.

ITEM 11.  EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
                              AND OTHER INFORMATION

Summary of Executive Compensation

        The following table sets forth for each of the Company's last three completed fiscal years the compensation of the Company's Chief Executive Officer and other named executive officers of the Company (collectively, "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                                             AWARDS
                                                                             ------
                                                                           SECURITIES
                                                             OTHER ANNUAL  UNDERLYING
                                      ANNUAL COMPENSATION    COMPENSATION OPTIONS/SARS
                                     ---------------------
NAME AND PRINCIPAL POSITION  YEAR(1)  SALARY($)    BONUS($)      ($)          (#)
---------------------------  ------- ----------  ----------  ------------ ------------
Charles A. Laverty            1998   $ 604,163       --           *        1,500,000(2)
President and                 1997   $ 450,000       --           *            --
Chief Executive Officer       1996   $ 250,100    $375,900        *          927,667

Bruce A. Hazuka               1998   $ 300,000    $150,000        *          150,000
Executive Vice President      1997   $ 220,833       --           *            --
and Chief Operating           1996   $ 104,700    $ 52,000        *          200,000
Officer

Michael Schuler               1998   $ 225,000    $ 75,000        *          100,000
President - Surgical          1997   $ 225,000       --           *            --
Products                      1996   $ 142,879       --           *          100,000

Kevin M. Higgins              1998   $ 200,000    $ 75,000        *          150,000
Senior Vice President         1997   $ 200,000       --           *            --
and General Counsel           1996   $  32,692       --           *          150,000

M. Cassandra Hoag             1998   $ 200,000    $ 75,000        *          100,000
President - Gynecology        1997   $ 177,332       --           *            --
Products                      1996   $  83,926       --           *          100,000

James L. Johnson              1998   $ 328,107       --           *            --
Former executive officer      1997   $ 294,733       --           *            --
                              1996   $ 152,000    $ 51,100        *          336,517

Richard Kindberg              1998   $ 278,511    $ 75,000        *           50,000
Former executive officer      1997   $ 181,042    $ 51,866        *          100,000
                              1996   $ 118,125    $ 28,502        *            --

----------

* Other Annual Compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus.

(1) The information for fiscal 1996 covers a nine month transition period ending March 31, 1996.

(2) In July 1998, Mr. Laverty was granted an option to purchase 1,000,000 shares in connection with a personal guarantee of a portion of the Company's revolving credit facility.

Summary of Option Grants

        The following table sets forth the individual grants of stock options made by the Company during the year ended March 31, 1998 to each of the named executive officers of the Company.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL
                                                                                        REALIZABLE
                                       INDIVIDUAL GRANTS                                 VALUE AT
                              -----------------------------------                      ASSUMED RATE
                               NUMBER OF    % OF TOTAL                                OF STOCK PRICE
                               SECURITIES   OPTIONS/SARS                              APPRECIATION FOR
                               UNDERLYING    GRANTED TO   EXERCISE OR                   OPTION TERM
                              OPTIONS/SARS  EMPLOYEES IN  BASE PRICE   EXPIRATION  ----------------------
           NAME                GRANTED(#)    FISCAL YEAR  ($/SH)          DATE         5%($)       10%($)
           ----               ------------  ------------- -----------  ----------  ---------- -----------
           Charles A. Laverty  1,500,000        41.2%        $8.50       5/21/2007  $8,018,406 $20,320,216
           Bruce A. Hazuka        50,000         1.4%        $8.50       5/21/2007    $267,280    $677,341
           Bruce A. Hazuka       100,000         2.7%        $3.6875    10/30/2007    $231,905    $587,693
           Michael Schuler       100,000         2.7%        $3.6875    10/30/2007    $231,905    $587,693
           Kevin M. Higgins       50,000         1.4%        $8.50       5/21/2007    $267,280    $677,341
           Kevin M. Higgins      100,000         2.7%        $3.6875    10/30/2007    $231,905    $587,693
           M. Cassandra Hoag      50,000         1.4%        $8.50       5/21/2007    $267,280    $677,341
           M. Cassandra Hoag      50,000         1.4%        $3.6875    10/30/2007    $115,952    $293,846
           James L. Johnson           --          --              --            --          --          --
           Richard Kindberg       50,000         1.4%        $3.6875    10/30/2007    $115,952    $293,846

Summary of Options Exercised

        The following table sets forth information concerning exercise of stock options during the year ended March 31, 1998 by each of the named executive officers of the Company and the value of unexercised options at March 31, 1998.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES


                                                           NUMBER OF SECURITIES
                                                                UNDERLYING             VALUE OF UNEXERCISED
                                                                UNEXERCISED                IN-THE-MONEY
                                 SHARES                       OPTIONS/SARS AT             OPTIONS/SARS AT
                               ACQUIRED ON    VALUE               FY-END (#)                  FY-END ($)
         NAME                  EXERCISE(#)   REALIZED($)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
         ----                  -----------   -----------  -------------------------   -------------------------
         Charles A. Laverty        --           --            1,525,116/1,613,718              --/--
         Bruce A. Hazuka           --           --              194,445/155,555                --/--
         Michael Schuler           --           --               94,339/113,889                --/--
         Kevin M. Higgins          --           --              136,111/163,889                --/--
         M. Cassandra Hoag         --           --              184,722/106,945                --/--
         James L. Johnson          --           --                 208,739/0                   --/--
         Richard Kindberg          --           --                 150,000/0                   --/--


1996 Directors' Stock Incentive Plan

        In July 1996, the Company approved the 1996 Directors' Stock Incentive Plan (the "Directors' Plan") which authorizes the issuance of up to 300,000 shares of Common Stock in the form of stock options to non-employee directors of the Company. The Directors' Plan was approved by the Company's stockholders in August 1996. Under the Directors' Plan, each non-employee director of the Company automatically receives an option to purchase 7,500 shares of Common Stock of the Company upon joining the Company's Board of Directors and an additional 7,500 share option immediately following each annual meeting of stockholders. Options are granted at fair market value on the date of grant and have a ten-year term. Options vest on the first anniversary of the date of grant; provided, that the options become immediately exercisable upon a "change of control."

Retirement Savings Plan

        In January 1995, the Company adopted the Company's Retirement Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan generally covers all full-time employees of the Company who are over age 21 and have completed one year of service with at least 1,000 hours of service. Employees may elect to defer, in the form of contributions to the 401(k) Plan, from 1% up to 12% of their annual compensation, subject to the federal maximum limit. No matching contributions are expected to be made by the Company relating to fiscal 1998. Employees are fully vested in contributions made by them to the 401(k) Plan. Employees become vested in contributions made by the Company after completion of two years of service.

Employment Agreements

        CHARLES A. LAVERTY. The Company and Mr. Laverty are parties to an Amended and Restated Employment Agreement, dated April 1, 1996, pursuant to which Mr. Laverty serves as the Company's Chief Executive Officer. The initial term of the agreement is through April 1, 1999, after which date the agreement automatically renews for successive three-year terms unless either party exercises their option to terminate the agreement. Mr. Laverty's salary under the agreement was $450,000 for fiscal 1997, adjusted annually, plus bonuses. Mr. Laverty's base salary under the agreement was increased to $750,000 during fiscal 1998.

        The Company may terminate the agreement for "cause" which is defined as
(a) Mr. Laverty's final conviction of a felony related to his duties under the agreement or (b) Mr. Laverty's willful failure to perform his reasonable responsibilities and duties under the agreement after 30 days notice from the Board. In the event that Mr. Laverty terminates the agreement without cause at any time during the last two quarters of any fiscal year any options scheduled to vest during such fiscal year shall automatically vest as of the date of termination. If the Company terminates the agreement for any reason other than for cause, or if Mr. Laverty terminates the agreement due a material breach by the Company of its obligations under the agreement, then the Company will be obligated to (A) pay to Mr. Laverty severance pay equal to three years of his salary and earned bonus as of the date of such termination and (B) provide and pay for all benefits to which Mr. Laverty is entitled under the agreement for a period of three years after termination. In addition, if the Company terminates the agreement for any reason other than for cause, or if Mr. Laverty terminates the agreement due to a material breach by the Company, all options then granted to Mr. Laverty will become immediately vested and exercisable.

        Mr. Laverty may terminate the agreement upon 30 days notice upon or within one year after a "Change of Control" as such term is defined in the agreement. If Mr. Laverty terminates the agreement for any reason (including with or without cause) upon or within one year after a Change of Control, the Company is obligated to (A) pay to Mr. Laverty severance equal to $2,500,000, and (B) provide and pay for all benefits to which he is entitled under the agreement for a period of three years after termination. In addition, all options then held by Mr. Laverty will become immediately vested and exercisable. If, however, an event giving rise to a Change of Control is initiated by the Company, then prior to the Company's Board approving the Change of Control, Mr. Laverty must inform the Board whether he intends to terminate the agreement. If Mr. Laverty informs the Board that he does not intend to terminate the agreement as a result of the Change of Control, he will forfeit all termination and payment rights in the agreement based on that particular Change of Control.

        Mr. Laverty agreed that during his employment and for a period of 18 months after he ceases to be employed by the Company, regardless of the manner of termination and except as limited by the agreement, he will not compete with the Company.

        BRUCE A. HAZUKA. The Company and Mr. Hazuka are parties to an employment agreement dated November 30, 1995 pursuant to which Mr. Hazuka serves as a member of senior management of the Company. The agreement provides for an initial one-year term with two automatic one-year renewals thereafter. Mr. Hazuka's annual salary under the agreement is $200,000, adjusted annually (currently at $300,000), plus bonuses. The Company can terminate Mr. Hazuka's employment for cause (as defined in the agreement). The Company can terminate Mr. Hazuka's employment without cause upon at least 90 days' prior notice, in which case all of the options then held by Mr. Hazuka shall become immediately vested and exercisable, and Mr. Hazuka shall be entitled to severance equal to the amount of his salary for the remaining term of the agreement (including extensions thereof).

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

        MICHAEL SCHULER. The Company and Mr. Schuler are parties to an employment agreement dated January 2, 1996 pursuant to which Mr. Schuler serves as a member of senior management of the Company. The agreement provides for an initial one-year term, with two automatic one-year renewals thereafter. Mr. Schuler's annual salary under the agreement is $225,000 plus bonuses. The Company can terminate Mr. Schuler's employment for cause (as defined in the agreement). The Company can terminate Mr. Schuler's employment without cause upon at least 90 days' prior notice, in which case Mr. Schuler is entitled to severance equal to the amount of his salary for the remaining term of the agreement (including extensions thereof).

        Following a "change of control" (as defined in the agreement), Mr. Schuler may terminate the agreement with or without "good reason" (as defined in the agreement), upon 30 days' notice given at any time during the one-year period after the change of control. If Mr. Schuler terminates his employment during the one-year period after the change of control for good reason, or if his employment is terminated by the Company without cause, then he shall be entitled to receive a severance payment equal to the greater of (i) one times his salary and bonus for the 12 months preceding the change of control and (ii) the remaining amount of salary payable for the term of the agreement.

        KEVIN M. HIGGINS. The Company and Mr. Higgins are parties to an employment agreement pursuant to which Mr. Higgins serves as a member of senior management of the Company. The agreement provides for an initial one-year term, with automatic two year extensions on each anniversary date thereafter. Mr. Higgins' annual salary under the agreement is currently $200,000 plus bonuses. The Company can terminate Mr. Higgins' employment for cause (as defined in the agreement). The Company can terminate Mr. Higgins' employment without cause upon at least 90 days' prior notice, in which case Mr. Higgins is entitled to severance equal to two times the annual amount of his salary and bonus for the preceding year under the agreement, and all outstanding unvested options shall vest and be exercisable as of the termination date.

        Following a "change of control" (as defined in the agreement), Mr. Higgins may terminate the agreement with or without "good reason" (as defined in the agreement), upon 30 days' notice given at any time during the one-year period after the change of control. If Mr. Higgins terminates his employment during the one-year period after the change of control for good reason, or if his employment is terminated by the Company without cause, then he shall be entitled to receive a severance payment equal to two times his salary and bonus for the 12 months preceding the change of control.

        M. CASSANDRA HOAG The Company and Ms. Hoag are parties to an employment agreement pursuant to which Ms. Hoag serves as a member of senior management of the Company. The agreement provides for an initial one-year term, with automatic two year extensions on each anniversary date thereafter. Ms. Hoag's annual salary under the agreement is currently $200,000 plus bonuses. The Company can terminate Ms. Hoag's employment for cause (as defined in the agreement). The Company can terminate Ms. Hoag's employment without cause upon at least 90 days' prior notice, in which case Ms. Hoag is entitled to severance equal to two times the annual amount of his salary and bonus for the preceding year under the agreement, and all outstanding unvested options shall vest and be exercisable as of the termination date.

        Following a "change of control" (as defined in the agreement), Ms. Hoag may terminate the agreement with or without "good reason" (as defined in the agreement), upon 30 days' notice given at any time during the one-year period after the change of control. If Ms. Hoag terminates her employment during the one-year period after the change of control for good reason, or if her employment is terminated by the Company without cause, then she shall be entitled to receive a severance payment equal to two times her salary and bonus for the 12 months preceding the change of control.

        Notwithstanding anything to the contrary set forth in the Company's previous public filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this report, in whole or in part, the following report and Stock Performance Graph which follows shall not be deemed to be incorporated in any such filings.

Report of the Compensation Committee on Executive Compensation

GENERAL

        The Company's Board of Directors has a Compensation Committee (the "Committee"), which during fiscal 1998 consisted of Dr. Elkins, Mr. Estrin, and Mr. Goelman. In June 1998, Mr. Estrin resigned from the Board of Directors and the Committee. The Committee is charged by the Board of Directors with establishing a compensation plan which will enable the Company to compete effectively for the services of qualified officers and key employees, to give such employees appropriate incentive to pursue the maximization of long-term stockholder value and to recognize such employees' success in achieving both qualitative and quantitative goals for the benefit of the Company. The Committee establishes appropriate levels of compensation for specific individuals, as well as compensation and benefit programs for the Company as a whole.

COMPENSATION PHILOSOPHY AND POLICIES FOR EXECUTIVE OFFICERS

        As its beginning principle, the Committee believes that executives of the Company should be rewarded based upon their success in meeting the Company's operational goals, improving its earnings, maintaining its leadership role in the markets served, and generating consistent and superior returns for its stockholders. The Committee is quite aware that fiscal 1998 was a very difficult year, for both the Company, which faced significant liquidity issues in the later part of fiscal 1998, as well as for the Company's stockholders. Notwithstanding the Committee's beginning principles, it is often necessary to adapt those principles to actual circumstances to best serve the interests of the Company. For that reason, the Committee, early in fiscal 1998, approved bonuses for certain employees, including certain senior executive officers. These bonuses were awarded to these employees in recognition of their efforts during fiscal 1997 and early fiscal 1998 to integrate and consolidate acquired operations and achieve other operating efficiencies, and to continue to focus on introducing new products to market. At the time the bonuses were awarded, the Company was not facing the liquidity issues that arose later in the year, and the Committee believed that this was the appropriate course of action. The bonuses were awarded to certain employees, who in many cases, had not received any bonuses for the preceding two years.

        The Committee recognizes that the demand for executives with expertise and experience in the areas of medical devices and services within the healthcare services fields is intense. In order to attract and retain qualified persons, the Committee believes that the Company must offer current compensation at levels consistent with those of other publicly-traded healthcare companies. In addition, the Committee believes that it is in the best interests of the Company's stockholders to offer its executives meaningful equity participation in the Company. The Committee feels that the historic mix of cash compensation and equity participation has proven to be effective in stimulating the Company's executives to meet both long-term and short-term goals and has been a major factor in limiting turnover among senior executives. During fiscal 1998, an important focus of the Committee was on employee turnover issues. The Committee believes that it is critical to the success of the Company that it maintain its ability to retain, motivate and incentivize key employees and senior executives. This objective was more difficult to achieve during fiscal 1998 as the Company faced a declining stock price, as well as significant liquidity issues later in the fiscal year, and competition from other healthcare companies for key personnel.

        The Company's compensation program has three distinct elements: base salary; incentive compensation, including both cash incentive compensation and equity-based compensation; and retirement compensation. These elements are discussed below:

        Base Salary: While the demand for experienced managers in the healthcare industry continues to grow, the Company has been successful in attracting and retaining key executives. The Company believes that its compensation package is instrumental in such success. The Committee endeavors to establish base salary levels for those key executives which are consistent with those provided for similarly situated executives of other publicly-traded healthcare companies, taking into account each executive's areas and level of responsibility, historical performance and tenure with the Company. In establishing such levels, the Company considers compensation for executives of other publicly-traded providers of healthcare services, as well as other publicly-traded companies of similar size and with a similar growth rate. Compensation decisions are not targeted to specific levels in the range of compensation paid by such companies, nor does the Company maintain a record of where its compensation stands with respect to such other companies. However, the Committee takes such levels of compensation into account in determining appropriate levels of compensation for the Company's executives.

        Incentive Compensation: In addition to base salary, the Committee establishes cash incentive compensation for executives of the Company, based upon each such executive's success in meeting qualitative and quantitative performance goals on an annual basis. Individual incentive bonuses are determined on a basis that takes into account each executive's success in achieving standards of performance, which may or may not be quantitative, established by the Committee and such executive's superiors. Bonus determinations are made on a case-by-case basis, taking into account appropriate quantitative and qualitative factors, and there is no fixed relationship between any particular performance factor and the amount of a given executive's bonus. Incentive compensation can be a major component of the Company's executive compensation, and the Committee believes that placing executives at risk for such a component is effective in motivating such executives to achieve such goals.

        In addition to cash incentive compensation, the Company utilizes equity-based compensation, in the form of stock options, as a tool to encourage its executives to work to meet its operational goals and maximize long-term stockholder value. Because the value of stock options granted to an executive is directly related to the Company's success in enhancing its market value over time, the Committee feels that its stock option program is a very effective tool in aligning the interests of management and stockholders.

        The Committee determines stock option grants under the Company's stock option plans. Specific grants are determined taking into account an executive's current responsibilities and historical performance, as well as the executive's perceived contribution to the Company's results of operations. Options are also used to give incentive to newly-promoted officers at the time that they are asked to assume greater responsibilities, and, in some cases, to executives who have joined the Company through acquisitions and have assumed significant leadership roles within the Company. In evaluating option grants, the Committee considers prior grants and shares currently held, as well as the recipient's success in meeting operational goals and the recipient's level of responsibility. However, no fixed formula is utilized to determine particular grants. The Committee believes that the opportunity to acquire a significant equity interest in the Company has been a strong motivation for the Company's executives to pursue the long-term interests of the Company and its stockholders, and has promoted longevity and retention of key executives. Information relating to stock options granted to the five most highly-compensated executive officers of the Company is set forth elsewhere herein.

        Retirement Compensation: As described elsewhere herein, in 1995 the Company adopted a 401(k) retirement plan in order to give all full-time employees an opportunity to provide for their retirement on a tax-advantaged basis.

CHIEF EXECUTIVE OFFICER COMPENSATION

        The Company is a party to an Employment Agreement with Charles Laverty, pursuant to which Mr. Laverty is employed as Chairman of the Board, Chief Executive Officer and President of the Company for a three-year term which ends April 1, 1999. In addition, the Company has agreed to use its best efforts to cause Mr. Laverty to be elected as a Director of the Company during the term of the Agreement. Under the Agreement, Mr. Laverty's base salary was increased to $750,000 in fiscal 1998, subject to annual review by the Board of Directors, and he is entitled to participate in any bonus plan approved by the Board of Directors for the Company's management in an amount equal to 100% of his base salary. Mr. Laverty was not awarded a cash bonus during fiscal 1998. In early fiscal 1998, the Committee, did, however, grant Mr. Laverty an additional 1,500,000 stock options vesting over 36 months at the closing price of a share of the Company's Common Stock on May 21, 1997. Such additional option grant was based on the Committee's assessment of Mr. Laverty's contribution to the Company as the builder of the urological, gynecological and minimally invasive surgical platforms for the Company. Mr. Laverty is also provided with a car allowance and with life and disability insurance. Under the Agreement, Mr. Laverty's employment may be terminated for cause or if he should become disabled. Termination of Mr. Laverty's employment under the Agreement will result in certain severance pay arrangements. In the event that the Company were to be acquired, merged or reorganized in such a manner as to result in a change of control of the Company, Mr. Laverty has the right to terminate his employment under the Agreement, in which case he will receive a payment of $2.5 million. Mr. Laverty has agreed not to compete with the Company for an eighteen month period after any such termination. The Committee approved an amendment to the Agreement that provides for Mr. Laverty to receive certain payments in the event that the Company is merged or combined with another corporation in a transaction in which the Company is not the surviving or continuing entity. The amount of the fee would be equal to the greater of: (i) 1% of value of such transaction in excess of $20 per share; and (ii) 1% of the capitalization of the Company in excess of $640 million.

        During fiscal 1997 and fiscal 1998, the Board of Directors approved loans to Mr. Laverty aggregating $2,050,000. The loans are payable on November 25, 1999, or earlier in the event Mr. Laverty's employment is terminated.

        The Committee reports to the Board of Directors on compensation arrangements with Mr. Laverty and recommends to the Board of Directors the level of incentive compensation, both cash and equity-based, which is appropriate for Mr. Laverty with respect to each fiscal year of the Company. In making such recommendation, the Committee takes into account the Company's performance in the marketplace, its success in meeting strategic goals and its success in meeting budgets. Again, ultimate compensation decisions are not made in a formulary manner, but in a manner which takes into account the Company's competitive position, its position in the financial markets, and the significant contributions made by Mr. Laverty in building the Company.

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

        The Company believes that its employee stock option plans meet the requirements of Section 162(m) as performance-based plans; however, the Committee does from time to time grant options outside the employee stock option plans. The Committee and the Board of Directors have currently made a decision not to amend the Company's cash compensation programs to meet all requirements of Section 162(m) because such a decision would not be in the best interests of the Company's stockholders. The Committee believes that, in establishing bonus and incentive awards, certain subjective factors must be taken into account in particular cases, based upon the experienced judgment of the Committee members as well as on factors which may be objectively quantified. The preservation of tax deductibility of all compensation is an important consideration. However, the Committee believes that it is important that the Company retain the flexibility to reward superior effort and accomplishment even where all cash compensation may not be fully deductible. The Committee will continue to review the requirements for deductibility under Section 162(m) and will take such requirements into account in the future as it deems appropriate and in the best interests of the Company's stockholders.

CONCLUSIONS

        The Committee believes that the levels and mix of compensation provided to the Company's executives during fiscal 1998 were appropriate. It is the intent of the Committee to ensure that the Company's compensation programs continue to motivate its executives and reward them for being responsive to the long-term interests of the Company and its stockholders.

        The foregoing report is submitted by the following Directors of the Company, constituting all of the members of the Compensation Committee of the Board of Directors:

                        Robert Elkins, M.D.
                        Lawrence Goelman, Chairman

Stock Price Performance

   The following performance graph assumes an investment of $100 on June 30, 1992 and compares the change to March 31, 1998 in the market price of the Common Stock of the Company with a broad market index (Dow Jones Equity Market Index) and industry index (S&P Healthcare (Medical Products and Supplies)). The Company paid no dividends during the periods shown; the performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

                 COMPARISON OF 69 MONTH CUMULATIVE TOTAL RETURN*
   AMONG IMAGYN MEDICAL TECHNOLOGIES, INC., THE DOW JONES EQUITY MARKET INDEX
           AND THE S&P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX


                                     [GRAPH]


   *    $100 INVESTED ON 6/30/92 IN STOCK OR INDEX
        INCLUDING REINVESTMENT OF DIVIDENDS.

                              S&P HEALTHCARE*
     MEASUREMENT PERIOD      (MEDICAL PRODUCTS      DOW JONES EQUITY      IMAGYN
    (FISCAL YEAR COVERED)       AND SUPPLIES)            MARKET
    ---------------------    -----------------      ----------------      ------
           6/30/92                  100                   100              100
           6/30/93                   82                   115               91
           6/30/94                   79                   116               45
           6/30/95                  121                   146               46
           3/31/96                  161                   177               63
           3/31/97                  177                   212               46
           3/31/98                  256                   312               7


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 20, 1998 of (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each current director of the Company and each person nominated to be a director of the Company, (iii) each named executive officer, and (iv) all current directors and executive officers as a group.


                                                    SHARES BENEFICIALLY
                                                           OWNED
                                                    -------------------
      NAME AND ADDRESS(1)                             NUMBER    PERCENT
      -------------------                           ---------   -------
      Avatex Corporation(2)....................     2,964,827     7.1%
      Apollo Advisors II, L.P.(3)..............     2,200,906     5.4%
      Chase Venture Capital Associates, L.P.(4)     2,196,069     5.4%
      Charles A. Laverty(5)....................     2,186,906     5.1%
      Robert N. Elkins, M.D.(6)................       189,167       *
      Lawrence Goelman(7)......................       198,683       *
      Francis J. Tedesco(8)....................        22,500       *
      Michael S. Gross(9)......................     2,215,906     5.4%
      John Chamberlin(10)......................        72,500       *
      Richard Newhauser........................     2,040,281     5.0%
      Bruce A. Hazuka(11)......................       252,778       *
      Kevin M. Higgins(12).....................       189,360       *
      Michael Schuler(13)......................       141,779       *
      M. Cassandra Hoag(14)....................       218,056       *
      James L. Johnson(15).....................        36,517       *
      Richard Kindberg(16).....................       150,000       *
      All current directors and executive
        officers as a group (14 persons)(17)...     7,935,233    17.8%

----------

  *  Less than 1%.

 (1) Unless otherwise indicated in the following footnotes, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned, subject to applicable community property law. Unless otherwise noted in the following notes the address of each person listed is c/o Imagyn Medical Technologies, Inc., 5 Civic Plaza, Suite 100, Newport Beach, California 92660. The foregoing table presents voting securities which include Common Stock and the Debentures which vote with the Common Stock on an "as converted" basis.

 (2) Includes 1,914,827 shares of Common Stock and warrants to purchase 1,050,000 shares of Common Stock which are currently exercisable. The address of Avatex Corporation is 5910 North Central Expressway, Dallas, Texas 75206. Information provided was obtained from the most recent
      Schedule 13D of Avatex Corporation as filed with the Securities and Exchange Commission.

 (3) Represents Debentures which vote on an "as converted" basis representing 2,087,156 shares of Voting Stock and warrants to purchase 113,750 shares of Common Stock which are currently exercisable. The address for Apollo Advisors II, L.P. is 1301 Sixth Avenue, New York, New York 10019.

 (4) Represents Debentures which vote on an "as converted" basis representing 2,082,569 shares of Voting Stock and warrants to purchase 113,500 shares of Common Stock which are currently exercisable. The address for Chase Venture Capital Associates, L.P. is 380 Madison Avenue, New York, New York 10017.

 (5) Includes 2,159,366 shares subject to options exercisable on or before September 30, 1998.

 (6) Includes 189,167 shares subject to options exercisable on or before September 30, 1998.

 (7) Includes 174,683 shares subject to options exercisable on or before September 30, 1998.

 (8) Includes 22,500 shares subject to options exercisable on or before September 30, 1998.

 (9) Includes securities held by Apollo Advisors II, L.P., of which Mr. Gross is a principal. Mr. Gross disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 15,000 shares subject to options exercisable on or before September 30, 1998.

 (10) Includes 52,500 shares subject to options exercisable on or before September 30, 1998.

 (11) Includes 252,778 shares subject to options exercisable on or before September 30, 1998.

 (12) Includes 186,111 shares subject to options exercisable on or before September 30, 1998.

 (13) Includes 127,673 shares subject to options exercisable on or before September 30, 1998.

 (14) Includes 218,056 shares subject to options exercisable on or before September 30, 1998.

 (15) Includes 36,517 shares subject to options exercisable on or before September 30, 1998.

 (16) Includes 150,000 shares subject to options exercisable on or before September 30, 1998.

 (17) Includes 3,604,779 shares subject to options exercisable on or before September 30, 1998 and warrants to purchase 113,750 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In May 1996, the Company sold $50 million of its 8.75% Convertible Subordinated Debentures due May 30, 2006 (the "Convertible Debentures") to a group of investors in a private placement transaction. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment, of $10.90 per share, and the holders of the Convertible Debentures vote with the holders of the Common Stock on an "as converted" basis. In connection with the placement of the Convertible Debentures, the Company also issued warrants to purchase a total of 250,000 shares of Common Stock at an exercise price, subject to adjustment, of $10.90. Entities affiliated with Mr. Gross, a director of the Company, purchased $22.7 million of Convertible Debentures and warrants.

        In connection with the acquisition of Richard-Allan by the Company, the Company entered into a three-year employment agreement with Richard R. Newhauser for an annual salary of $350,000, and into a consulting agreement pursuant to which Mr. Newhauser will provide consulting services to the Company for a five-year period after expiration of the employment agreement for $200,000 per year. In addition, the Company has agreed to provide Mr. Newhauser health insurance benefits during the terms of the employment and consulting agreements and during his retirement thereafter.

        In connection with the acquisition of Richard-Allan, the Company purchased from a partnership of which Mr. Newhauser was a general partner, the real property on which the Richard-Allan operations were conducted for a purchase price of $4.5 million, of which $1.5 million was paid in cash at the closing and the balance of which is represented by a $3.0 million promissory note which bears interest at 8 1/4% per annum. The interest on the note paid periodically throughout the term of the note and the principal is due and payable on the tenth anniversary of the closing.

        During fiscal 1997, the Company loaned $550,000 to Charles A. Laverty, the Company's Chairman and Chief Executive Officer. The loan bears interest at a rate of 6.02% per annum and all principal and interest under the note is due and payable on the earlier of (a) November 25, 1999 and (b) 30 days after termination of Mr. Laverty's employment agreement. During fiscal 1998, the Company loaned an additional $1,500,000 to Mr. Laverty on the same terms and conditions as the earlier loan.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California on July 29, 1998.

                                       IMAGYN MEDICAL TECHNOLOGIES, INC.


                                       By: /s/ CHARLES A. LAVERTY
                                           -------------------------------------
                                           Charles A. Laverty
                                           Chairman and Chief Executive Officer