Form 10-Q
period 1998-06-30
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1998-08-14
CIK 873209

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM________________ TO ________________.


                         COMMISSION FILE NUMBER: 1-11150


                                 ---------------


                        IMAGYN MEDICAL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of Common Stock outstanding as of July 31, 1998 was 36,437,325.

================================================================================

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1998 and March 31, 1998........  3
           Condensed Consolidated Statements of Operations for the Three Months
              Ended June 30, 1998 and June 30, 1997.........................................  4
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              June 30, 1998 and June 30, 1997...............................................  5
           Notes to the Condensed Consolidated Financial Statements.........................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations.................................................................  8


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................................ 11
Item 2.    Changes in Securities............................................................ 11
Item 6.    Exhibits and Reports on Form 8-K................................................. 11

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              June 30,          March 31,
                                                                                1998              1998
                                                                              ---------       -------------
 ASSETS
 Current assets:
   Cash and equivalents                                                       $     384         $     702
   Receivables, net of allowance for doubtful
     accounts of $3,675 and $3,359 on June 30, 1998
     and March 31, 1998, respectively                                            35,053            41,828
   Inventories, net                                                              30,800            31,989
   Prepaid expenses                                                               1,894             2,098
   Net assets of discontinued operations                                          1,655             2,001
                                                                              ---------         ---------
Total current assets                                                             69,786            78,618
Restricted cash                                                                   6,811            13,589
Receivables - long term                                                           1,853             2,513
Property and equipment, net                                                      27,027            29,229
Patents and intangibles, net of accumulated
   amortization of $5,080 and $4,836 on June 30,
   1998 and March 31, 1998, respectively                                          8,315             8,559
Loans to officers                                                                 2,261             2,227
Deposits and other assets                                                           603               694
Deferred debt issuance costs                                                      9,095             9,559
Goodwill, net                                                                    57,155            57,798
                                                                              ---------         ---------
                                                                              $ 182,906         $ 202,786
                                                                              =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                                   $  37,083         $  42,325
   Compensation and employee benefits                                             4,512             4,133
   Restructuring liabilities                                                      2,326             3,101
   Short-term debt                                                               39,298            34,462
   Current portion of long-term debt                                                227            50,253
                                                                              ---------         ---------
Total current liabilities                                                        83,446           134,274
Deferred income                                                                   1,000             1,000
Long-term liabilities:
   Long-term debt                                                                55,221             5,265
   Senior subordinated notes, net                                               108,376           108,306
   Restructuring liabilities, less current portion                                1,094             1,120
   Other liabilities                                                              2,412             2,744

Stockholders' Deficiency:
   Preferred stock, $0.001 par value: Authorized shares - 5,000,000:
   Issued and outstanding shares - none                                            --                --
   Common stock, $0.001 par value; authorized shares - 100,000,000:
      Issued and outstanding shares - 36,357,432 and 36,303,125 at
      June 30, 1998 and March 31, 1998, respectively                                 36                36
   Warrants                                                                       7,683             7,683
   Additional paid-in capital                                                   228,356           228,293
   Deficit                                                                     (304,816)         (286,041)
   Foreign currency translation adjustment                                           98               106
                                                                              ---------         ---------
Total common stockholders' deficiency                                           (68,643)          (49,923)
                                                                              ---------         ---------
                                                                              $ 182,906         $ 202,786
                                                                              =========         =========

     See accompanying notes to condensed consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              Three Months Ended
                                                          --------------------------
                                                           June 30,         June 30,
                                                             1998             1997
                                                          ---------        ---------
Net sales                                                 $ 12,772         $ 24,176
Cost of sales                                                8,440           10,539
                                                          --------         --------
Gross profit                                                 4,332           13,637

Operating expenses:
  Selling, general and administrative                       15,566           19,389
  Research and development                                   1,287            2,764
                                                          --------         --------
Total operating expenses                                    16,853           22,153
                                                          --------         --------
Loss from operations                                       (12,521)          (8,516)

Other income (expense):
  Interest income                                              200              972
  Interest expense                                          (6,756)          (5,433)
  Other                                                        302              476
                                                          --------         --------
Loss from continuing operations before
  provision for income taxes                               (18,775)         (12,501)
Provision for income taxes                                    --                  2
                                                          --------         --------
Loss from continued operations before discontinued
  operations and extraordinary item                        (18,775)         (12,503)

Discontinued operations:
  Loss from operations of discontinued business
    (net of income taxes)                                     --                 35
                                                          --------         --------
Loss before extraordinary item                             (18,775)         (12,538)
Extraordinary item (early extinguishment of debt)             --              1,823
                                                          --------         --------
Net loss                                                  $(18,775)        $(14,361)
                                                          ========         ========

Net loss per share:
  Loss before extraordinary item attributable
    to common stockholders                                $(18,775)        $(12,538)
  Extraordinary item                                          --             (1,823)
                                                          --------         --------
  Net loss attributable to common stockholders            $(18,775)        $(14,361)
                                                          ========         ========

  Basic and diluted loss per share before
    discontinued operations and extraordinary item        $   (.52)        $   (.35)
                                                          ========         ========
  Basic and diluted loss per share before
    extraordinary item                                    $   (.52)        $   (.35)
                                                          ========         ========
  Basic and diluted loss per share                        $   (.52)        $   (.41)
                                                          ========         ========

Weighted average number of common shares used
  to compute net loss per share                             36,331           35,330
                                                          ========         ========


     See accompanying notes to condensed consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                      Three Months Ended
                                                                  ---------------------------
                                                                   June 30,           June 30,
                                                                     1998               1997
                                                                  ---------         ---------
Cash flows from operating activities:
   Net loss from continuing operations before
     discontinued operations and extraordinary item               $ (18,775)        $ (12,503)
   Non cash items included in net loss:
      Depreciation and amortization                                   2,445             2,639
      Amortization of deferred debt issuance costs                      573               414
      Gain on sale of fixed assets                                      (74)             --
      Loss on retirement of assets                                     --                  37
      Accrued interest on officer loan                                  (34)             --
      Provision for doubtful accounts                                   360                27
      Compensation relating to stock option vesting                    --                  87
      Other                                                              (8)              (87)
   Changes in operating assets and liabilities                        2,909           (17,713)
                                                                  ---------         ---------
   Net cash used in continuing operating activities                 (12,604)          (27,099)
   Net cash used in discontinued operations                            --                (447)
   Net cash used in extraordinary item                                 --                --
                                                                  ---------         ---------
   Net cash used in operating activities                            (12,604)          (27,546)

Cash flows from investing activities:
   Purchase of property and equipment, net                             (170)              (69)
   Purchase of technology                                              --                (170)
   Proceeds from sale of short and long term investments               --               8,761
   Proceeds from sale of property and equipment                         888              --
   Restricted cash, net                                               6,778           (19,178)
   Purchase of short and long term investments                         --             (14,748)
   Loans and advances to officers                                      --              (1,345)
                                                                  ---------         ---------
   Net cash provided (used) in investing activities                   7,496           (26,749)

Cash flows from financing activities:
   Deferred financing fees paid                                         (39)           (5,924)
   Proceeds from exercise of stock options and shares
      issued under employee stock purchase plan                          63               205
   Proceeds from short-term debt                                      4,836              --
   Proceeds from long-term debt                                        --             110,000
   Repayment of long-term debt                                          (70)          (54,385)
                                                                  ---------         ---------
   Net cash provided by financing activities                          4,790            49,896
                                                                  ---------         ---------
   Net decrease in cash                                                (318)           (4,399)
Cash, beginning of period                                               702            22,574
                                                                  ---------         ---------
Cash, end of period                                               $     384         $  18,175
                                                                  =========         =========

   Cash paid for interest                                         $   6,761         $   5,389
                                                                  =========         =========
   Cash paid for taxes                                            $      16         $       2
                                                                  =========         =========


      See accompanying notes to condensed consolidated financial tatements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of June 30, 1998, its condensed consolidated results of operations for the three month periods ended June 30, 1998 and June 30, 1997, and its condensed consolidated cash flows for the three month periods ended June 30, 1998 and June 30, 1997. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of those to be expected for the entire year.

        These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 1998, as filed with the Securities and Exchange Commission.

        Significant intercompany accounts and transactions have been eliminated in consolidation and certain amounts have been reclassified in prior periods to conform to the current presentation. In interim periods the Company defers and amortizes over the fiscal year certain administrative costs to more appropriately reflect the benefits realized during the course of the fiscal year.

2.  NET LOSS PER SHARE

        Net loss per share is based on net loss attributable to common stockholders and the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents and other potentially dilutive securities have not been included in the calculation as they are anti-dilutive.

3.  COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net loss or stockholder's deficiency.

        For the three months ended June 30, 1998 and 1997 the Company did not generate any material components of comprehensive income. Reported net loss equaled comprehensive net loss for the three months ended June 30, 1998 and 1997.

4.  INVENTORIES

        Inventories are carried at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis (in thousands).

                                  June 30,       March 31,
                                    1998           1998
                                  -------        ---------
Raw materials and supplies        $14,164        $14,559
Work in progress                    4,350          4,649
Finished goods                     12,286         12,781
                                  -------        -------
                                  $30,800        $31,989
                                  =======        =======

5.   DEBT

        On July 10, 1998, the Company's senior lender increased the maximum amount available under the Company's senior credit facility from $40 million to $43 million until July 29, 1998. The senior lender has subsequently extended the increase through August 28, 1998. As a condition to that increase, the senior lender required that the Company's Chief Executive Officer guarantee $3.0 million of the Company's indebtedness to the Senior Lender.

        The Company is currently borrowing in excess of its borrowing eligibility based on a borrowing base calculation and was granted a waiver by its lender that permits borrowings in excess of its defined borrowing base. The waiver is revocable by the senior lender at any time, and the Company is obligated to pay the senior lender an amount equal to 1% of the credit commitment under the credit facility for each month during which the amount outstanding under the senior credit facility exceeds the borrowing base. The Company is currently in compliance with all other financial covenants under this facility. The Company had outstanding borrowings of $39.3 million under this facility as of June 30, 1998.

        The Company paid on July 29, 1998, (within the grace period) the interest payment of approximately $1.1 million that was due on June 30, 1998, to the holders of the Company's convertible subordinated debentures. The Company reclassified this debt from current portion of long term debt at March 31, 1998, to long term at June 30, 1998. Accordingly, management believes that all amounts due in the next twelve months relating to the convertible subordinated debentures will be paid on a timely basis.

6.   RESTRUCTURING CHARGES

        In conjunction with the mergers of Dacomed Corporation, Osbon Medical Systems, Ltd., Advanced Surgical, Inc., Microsurge, Inc. and Imagyn Medical, Inc. and the purchases of Richard-Allan Medical, Inc., The Intermed Group, Inc. and O.R. Concepts the Company implemented restructuring plans to consolidate redundant administrative and manufacturing facilities and reduce personnel.

        The estimated cost associated with each of the above restructuring plans and the cash and non-cash charges incurred through June 30, 1998 are summarized in the table below.

                              BEGINNING                                    BALANCE AT
                            RESTRUCTURING     NON-CASH         CASH         JUNE 30,
                               ACCRUAL         CHARGES        CHARGES         1998
                            -------------     --------        -------      ----------
                                                   (IN THOUSANDS)
Personnel reduction costs       $15,697        $ 1,718        $12,475        $ 1,504
Facility reduction costs          7,172          1,521          3,735          1,916
                                -------        -------        -------        -------
                                $22,869        $ 3,239        $16,210        $ 3,420
                                =======        =======        =======        =======

        The Company periodically reviews the restructuring reserves and adjusts them if appropriate. Management believes that restructuring liabilities as of June 30, 1998 are adequate to complete the actions contemplated by the restructuring plans.

7.  INCOME TAXES

        The Company did not record an income tax provision or benefit for the quarter ended June 30, 1998 due to uncertainties as to the ultimate realization of the Company's deferred tax assets.

8.  CONTINGENCIES

        The Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying condensed consolidated financial statements.

9. SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in operating assets and liabilities (in thousands):

                                                    Three Months Ended
                                               ----------------------------
                                                June 30,          June 30,
                                                  1998             1997
                                               ------------      ----------
Receivables                                     $  7,075         $ (5,382)
Inventories                                        1,189           (9,709)
Prepaid expenses                                     204             (942)
Deposits and other assets                             91               31
Net assets of discontinued operations                346              412
Accounts payable and accrued liabilities          (5,242)            (793)
Compensation and employee benefits                   379             (118)
Restructuring liabilities                           (801)            (854)
Other liabilities                                   (332)            (358)
                                                --------         --------
                                                $  2,909         $(17,713)
                                                ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

        Net sales. For the three months ended June 30, 1998, net sales of $12.8 million were $11.4 million or 47.2% lower than sales of $24.2 million for the corresponding period in 1997. The decrease was attributable to a decline in sales of the Company's urology and surgical product lines. Urology sales declined $5.7 million or 58.7% and surgical sales declined $5.9 million or 45.5%. The Company believes that its urology sales continues to be negatively impacted by the introduction of new oral drug-based treatments for impotence. Surgical division sales were impacted by the Company's decision to temporarily reduce its surgical division's production in an effort to improve its cash flow. This decision resulted in lower sales of its surgical products to distributors, however the Company believes that in the short-term distributors possess adequate inventory to continue shipping products to end-use customers. Sales to international customers represent 26.1% of total sales for the three months ended June 30, 1998, versus 13.9% for the corresponding period in 1997. The Company currently anticipates lower quarterly revenues going forward in comparison to prior year quarters, at least through the third quarter of fiscal 1999.

        Gross profit. For the three months ended June 30, 1998, gross profit decreased $9.3 million or 68.2% over the same period in 1997. This decrease was attributable to both a decrease in sales over the period and a decline in gross profit margin. The gross profit margin decreased to 33.9% for the three months ended June 30, 1998 from 56.4% for the three months ended June 30, 1997. The decrease in gross profit margin was primarily due to a shift in sales from higher margin urology products to lower margin surgical products and manufacturing inefficiencies resulting from lower production volumes. Higher margin urology products accounted for 40.4% of total sales, for the three months ended June 30, 1997, decreasing to approximately 31.5% of total sales during the three months ended June 30, 1998. Additionally an increase in international sales during the three months ended June 30, 1998 adversely impacted gross profit margin due to lower average product selling prices to international customers.

        Selling, general and administrative. Selling, general and administrative expenses of $15.6 million for the three months ended June 30, 1998 were $3.8 million or 19.7% lower than selling, general and administrative expenses of $19.4 million for the corresponding period in 1997. The decrease was attributed to the consolidation of manufacturing facilities and cost cutting initiatives undertaken by the Company during January and May of 1998.

        Research and development. Research and development costs for the three months ended June 30, 1998 decreased $1.5 million or 53.4% over the corresponding period in 1997. The decrease in research and development expenditures resulted from the substantial completion of the development of the Company's SiteSelect, EV2 and AeroView products and the slowdown in the development of other technologies while the Company worked to improve cash flow.

        Interest expense. Interest expense for the three months ended June 30, 1998 increased $1.3 million over the corresponding period in 1997. The increase was primarily due to higher debt levels associated with the Company's bank line of credit.

        Extraordinary expense. During the three months ended June 30, 1997. The Company recorded an extraordinary loss of $1.8 million related to the write-off of deferred financing costs related to the retirement of a bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1998, the Company had negative working capital of $13.7 million. The Company's consolidated cash and cash equivalents of $0.7 million at March 31, 1998 decreased by $0.3 million during the quarter ended June 30, 1998. Uses of cash totaled $12.8 million during the quarter ended June 30, 1998 and related primarily to cash used in operating activities ($12.6 million), and cash used to purchase property, plant and equipment ($0.2 million). The Company's negative cash flow from operations of $12.6 million for the quarter ended June 30, 1998 was related primarily to operating losses, offset in part by decreases in accounts receivable and inventory. For the quarter ended June 30, 1998, sources of cash included approximately $4.8 million from net incremental debt funding, $0.9 million from the sale of a property and $6.8 million from restricted cash which was used to pay the interest costs on the Company's Senior Subordinated Notes. The Company had an interest payment of approximately $1.1 million due on June 30, 1998 to the holders of the Company's Convertible Subordinated Debentures and used a 30-day grace period in which to make the interest payment on the Convertible Subordinated Debentures. The quarterly interest payment was made on July 29, 1998.

        Approximately $2.3 million of the Company's $3.4 million of remaining restructuring liabilities are projected to be paid over the next 12 months. The Company anticipates capital expenditures, primarily relating to tooling, fixtures and information systems, to be approximately $3.8 million over the next nine months.

        The Company has substantial indebtedness and significant debt service obligations. At June 30, 1998 the Company had approximately $203.1 million of outstanding debt. The Company's ability to satisfy its debt obligations will depend upon its ability to satisfactorily resolve its current liquidity situation and improve its future operating performance. The Company's success in dealing with these issues will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under its existing senior credit facility or successor credit facilities or funding from the proceeds of asset sales. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. The Company historically has had negative cash flow from operations. In order to have positive cash flow from operations and meet its various financial requirements, including debt service, the Company must experience substantial growth and improvements in its results of operations.

        Based on current cash flows, recurring losses from operations, and its difficulties in generating sufficient cash flow to meet its obligations, the Company believes that additional funding will likely be necessary to fund its operations in the short-term. The Company is exploring several alternatives to deal with the near-term liquidity situation, including obtaining additional financing, the sale of non-strategic assets and continued consolidation and cost cutting initiatives.

        On July 10, 1998, the Company obtained a commitment for $3 million of additional short-term financing from its senior lenders, and discussions are continuing with the bank and others regarding obtaining a larger commitment. The additional $3 million financing will help address the Company's immediate needs, however, additional financing will likely be necessary depending upon the timing of planned asset sales.

        The Company is in the process of attempting to sell certain non-strategic assets, and intends to use the proceeds of those sales to repay outstanding debt. The Company is in discussions with several interested buyers, and has received non-binding letters of interest (which contain estimated purchase prices that are in ranges acceptable to the Company) from prospective purchasers of three different product lines. Discussions and due diligence continue with these prospective purchasers and, while no assurances can be given, the Company expects to complete one or more sales by the end of the second quarter of fiscal 1999.

        Under the terms of the Company's senior credit facility and 12-1/2% Senior Subordinated Notes, ("Notes") the Company has restrictions on the amount of additional debt it can currently incur. No assurances can be given that additional financing will be available to the Company or that, if available, such financing will be obtainable on terms favorable to the Company. There can be no assurance that the Company will have positive cash flow from operations in the future. If the Company is unable to meet its cash requirements out of cash flow from operations or from available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the senior credit facility, the indenture relating to the Notes or other debt instruments. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or research and development may be adversely affected. Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, the Company will have to obtain alternative financing.

BUSINESS RISKS

        Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, ability to raise additional financing, dependence on new products, ability to manage growth, reliance on patents and proprietary rights, government regulation and required approvals, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K, as amended, for fiscal 1998 which has been filed with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of any of the matters described or referred to in this Item 1 have been included in the accompanying condensed consolidated financial statements. In management's opinion, the ultimate resolution of claims currently pending will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 1998.


                                            Imagyn Medical Technologies, Inc.,
                                            a Delaware corporation


                                            By: /s/ Charles A. Laverty
                                                -------------------------------
                                                Charles A. Laverty
                                                Chief Executive Officer/Chairman
                                                of the Board


                                            By: /s/ Michael A. Montevideo
                                                --------------------------------
                                                Michael A. Montevideo
                                                Senior Vice President and Chief
                                                Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 27                Financial Data Schedule