Form 10-Q
period 1998-09-30
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1998-11-16
CIK 873209

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM________________ TO ________________.


                         COMMISSION FILE NUMBER: 1-11150
                                                 -------

                                 ---------------

                        IMAGYN MEDICAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of Common Stock outstanding as of October 31, 1998 was 38,687,325.

================================================================================

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1998 and
           March 31, 1998............................................................3

           Condensed Consolidated Statements of Operations for the Three Months
           and Six Months Ended September 30, 1998 and September 30, 1997............4

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended September 30, 1998 and September 30, 1997...........................5

           Notes to the Condensed Consolidated Financial Statements..................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................9

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings........................................................14

Item 2.    Changes in Securities and Use of Proceeds................................14

Item 6.    Exhibits and Reports on Form 8-K.........................................14

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       September 30,    March 31,
                                                                           1998           1998
                                                                       -------------    ---------
ASSETS
Current assets:
  Cash and equivalents                                                   $     200      $     702
  Receivables, net of allowance for doubtful accounts of $14,027
    and $3,359 on September 30, 1998 and March 31, 1998, respectively       19,530         41,828
   Inventories, net of allowance for obsolescence of $10,265 and
      $4,797 on September 30, 1998 and March 31, 1998, respectively         24,226         31,989
   Prepaid expenses                                                          2,862          2,098
   Net assets of discontinued operations                                        --          2,001
                                                                         ---------      ---------
Total current assets                                                        46,818         78,618
Restricted cash                                                              6,875         13,589
Receivables - long term                                                         --          2,513
Property and equipment, net                                                 24,167         29,229
Patents and intangibles, net of accumulated amortization of $5,310
  and $4,836 on September 30, 1998 and March 31, 1998, respectively          4,470          8,559
Loans to officers                                                            2,294          2,227
Deposits and other assets                                                      588            694
Deferred debt issuance costs                                                10,366          9,559
Goodwill, net of accumulated amortization of $5,355 and $4,072 on
      September 30, 1998 and March 31, 1998, respectively                   56,515         57,798
                                                                         ---------      ---------
                                                                         $ 152,093      $ 202,786
                                                                         =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued liabilities                              $  31,832      $  42,325
   Compensation and employee benefits                                        3,894          4,133
   Restructuring liabilities                                                 1,739          3,101
   Revolving line of credit                                                 36,652         34,462
   Term Loan                                                                14,500             --
   Current portion of long-term debt                                           242         50,253
                                                                         ---------      ---------
Total current liabilities                                                   88,859        134,274
Deferred income                                                                 --          1,000
Long-term liabilities:
   Long-term debt                                                           54,965          5,265
   Senior subordinated notes, net                                          108,447        108,306
   Restructuring liabilities, less current portion                             787          1,120
   Other liabilities                                                         2,112          2,744

Stockholders' Deficiency:
   Preferred stock, $0.001 par value: Authorized shares - 5,000,000:
       Issued and outstanding shares - none                                     --             --
   Common stock, $0.001 par value; authorized shares - 100,000,000:
       Issued and outstanding shares 38,687,325 and 36,303,125 at
         September 30, 1998 and March 31, 1998,  respectively                   38             36
   Warrants                                                                  7,683          7,683
   Additional paid-in capital                                              229,492        228,293
   Deficit                                                                (340,395)      (286,041)
   Foreign currency translation adjustment                                     105            106
                                                                         ---------      ---------
Total common stockholders' deficiency                                     (103,077)       (49,923)
                                                                         ---------      ---------
                                                                         $ 152,093      $ 202,786
                                                                         =========      =========

     See accompanying notes to condensed consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   ------------------------------    ------------------------------
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       1998             1997             1998             1997
                                                   ------------     ------------     -------------    -------------
Net sales                                            $  8,189         $ 40,753         $ 20,961         $ 64,929
Cost of sales                                          12,490           19,166           20,925           29,705
                                                     --------         --------         --------         --------
Gross profit                                           (4,301)          21,587               36           35,224

Operating expenses:
     Selling, general and administrative               23,205           20,058           38,776           38,956
     Research and development                           1,408            2,911            2,695            5,675
     Restructuring cost                                    --            5,413               --            5,413
     Direct acquisition cost                               --            3,729               --            4,220
                                                     --------         --------         --------         --------
     Total operating expenses                          24,613           32,111           41,471           54,264
                                                     --------         --------         --------         --------
Loss from operations                                  (28,914)         (10,524)         (41,435)         (19,040)

Other income (expense):
    Interest income                                       128            1,174              328            2,146
    Interest expense                                   (7,491)          (5,321)         (14,247)         (10,754)
    Other                                                 698              (16)           1,000              460
                                                     --------         --------         --------         --------
Loss from continuing operations before
  provision for income taxes                          (35,579)         (14,687)         (54,354)         (27,188)
Provision for income taxes                                 --               --               --                2
                                                     --------         --------         --------         --------
Loss from continued operations before
  discontinued operations and
  extraordinary item                                  (35,579)         (14,687)         (54,354)         (27,190)
Discontinued operations:
    Loss from operations of discontinued
      business (net of income taxes)                       --               88               --              123
                                                     --------         --------         --------         --------
Loss before extraordinary item                        (35,579)         (14,775)         (54,354)         (27,313)
Extraordinary item (early extinguishment
  of debt)                                                 --               --               --           (1,823)
                                                     --------         --------         --------         --------
Net loss                                             $(35,579)        $(14,775)        $(54,354)        $(29,136)
                                                     ========         ========         ========         ========
Net loss per share:
     Loss before extraordinary item
       attributable to common stockholders           $(35,579)        $(14,775)        $(54,354)        $(27,313)
     Extraordinary item                                    --               --               --           (1,823)
                                                     --------         --------         --------         --------
     Net loss attributable to common
       stockholders                                  $(35,579)        $(14,775)        $(54,354)        $(29,136)
                                                     ========         ========         ========         ========
     Basic and diluted  loss per share before
       discontinued operations and
       extraordinary item                            $  (0.95)        $  (0.42)        $  (1.48)        $  (0.77)
                                                     ========         ========         ========         ========
     Basic and diluted  loss per share
       before extraordinary item                     $  (0.95)        $  (0.42)        $  (1.48)        $  (0.78)
                                                     ========         ========         ========         ========
     Basic and diluted loss per share                $  (0.95)        $  (0.42)        $  (1.48)        $  (0.83)
                                                     ========         ========         ========         ========
Weighted average number of common shares
  used to compute loss per share                       37,322           35,330           36,820           35,194
                                                     ========         ========         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                            Six Months Ended
                                                                     ----------------------------
                                                                     September 30,  September 30,
                                                                          1998           1997
                                                                     -------------  -------------
Cash flows from operating activities:
   Net loss from continuing operations before discontinued
     operations and extraordinary item                                 $(54,354)        $(27,190)
   Non cash items included in net loss:
      Depreciation and amortization                                       4,496            4,661
      Amortization of deferred debt issuance costs                        1,252              819
      Increase in provision for doubtful accounts                        11,346               95
      Increase in inventory reserve                                       5,468               --
      Loss on sales of assets                                               357              149
      Compensation relating to stock option vesting                          --              615
      Other                                                                (432)            (335)
   Changes in operating assets and liabilities:
      Receivables                                                        13,468          (21,183)
      Inventories                                                         2,295          (10,406)
      Deposits and other assets                                            (658)              31
      Accounts payable and accrued expenses                              (5,671)          11,068
      Restructuring liabilities                                          (1,695)           1,757
      Other liabilities                                                    (902)            (550)
                                                                       --------         --------
   Net cash used in continuing operating activities                     (25,030)         (40,469)
   Net cash provided (used) in discontinued operations                      794             (758)
                                                                       --------         --------
   Net cash used in operating activities                                (24,236)         (41,227)

Cash flows from investing activities:
   Purchases of property and equipment, net                                (251)          (5,334)
   Proceeds from sale of property and equipment                           1,427               --
   Purchase of patents and  technology                                       --           (4,921)
   Proceeds from sale of short and long term investments                     --           32,371
   Purchase of short and long term investments                               --          (35,321)
   Loans and advances to officers                                            --           (1,215)
   Restricted cash                                                        6,714          (19,514)
                                                                       --------         --------
   Net cash provided (used) in investing activities                       7,890          (33,934)

Cash flows from financing activities:
   Deferred financing fees paid                                            (795)          (5,941)
   Proceeds from exercise of stock options, shares issued under
     employee stock purchase plan and shares issued for financing            78              305
   Proceeds from long-term debt, net                                        (11)          64,781
   Proceeds from short-term debt, net                                        --            4,050
   Borrowings on revolving line of credit, net                            2,190               --
   Repayment of capital leases and notes payable, net                      (118)              --
   Proceeds from term loan                                               14,500               --
   Repurchase of preferred stock                                             --             (111)
                                                                       --------         --------
   Net cash provided by financing activities                             15,844           63,084

   Net decrease in cash                                                    (502)         (12,077)
                                                                       --------         --------
Cash, beginning of period                                              $    702         $ 22,574
                                                                       --------         --------
Cash, end of period                                                    $    200         $ 10,497
                                                                       ========         ========
   Cash paid for interest                                              $ 13,527         $  3,508
                                                                       ========         ========
   Cash paid for taxes                                                 $     16         $      2
                                                                       ========         ========

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

     During the quarter ended September 30, 1998, the Company issued common stock valued at $1,125,000 to an affiliate of the term lenders for services rendered in connection with obtaining financing.


     See accompanying notes to condensed consolidated financial statements.

                        IMAGYN MEDICAL TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1. INTERIM REPORTING

BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Imagyn Medical Technologies, Inc. ("Imagyn" or the "Company") and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect business combinations accounted for using the pooling of interests method. The financial statements have also been restated to reflect the impact from discontinued operations.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1998, its condensed consolidated results of operations for the three and six month periods ended September 30, 1998 and September 30, 1997, and its condensed consolidated cash flows for the six month periods ended September 30, 1998 and September 30, 1997. Adjustments consist of normal recurring accruals except for the extraordinary loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of those to be expected for the entire year.

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

3. COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net loss or stockholders' deficiency.

    For the three and six months ended September 30, 1998 and 1997 the Company did not generate any material components of comprehensive income. Reported net loss equaled comprehensive net loss for the three and six months ended September 30, 1998 and 1997.

4. INVENTORIES

    Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out basis (in thousands).

                                                September 30,   March 31,
                                                    1998          1998
                                                -------------   ---------
      Raw materials and supplies                  $11,854       $14,559
      Work in process                               3,917         4,649
      Finished goods                                8,455        12,781
                                                  -------       -------
                                                  $24,226       $31,989
                                                  =======       =======

5. DEBT

    On August 24, 1998, the Company and its senior lenders amended and restated the Company's senior credit facility. In connection with the amendment, the Company entered into a $57.5 million amended credit agreement that is comprised of a $43.0 million revolving facility and a $14.5 million term facility. The amended facility made available to the Company $14.5 million of additional term financing.

    The amended credit facility expires on December 30, 1998 and may be extended with mutual agreement for two additional one-year periods on each December 30th, provided that no event of default occurred during the preceding year (the "Expiration Date"). In no event will the term of the amended credit facility extend beyond December 30, 2000. The borrowings under the amended credit facility are secured by substantially all of the assets of the Company and its subsidiaries. The Company is required to meet certain covenants under the amended credit agreement, consisting primarily of minimum EBITDA, maximum account turnover, limitations on capital expenditures, additional indebtedness, liens, investments, and asset sales. The Company was in compliance with the covenants under the amended and restated credit agreement at September 30, 1998.

    The $43.0 million revolving portion of the amended credit facility bears interest at prime plus 1.50% or LIBOR plus 3.25%. The Company pays a fee of 0.5% on the unused portion of the revolving credit facility. The borrowing availability under the revolving portion of the amended credit facility is calculated using a borrowing base. The borrowing base is equal to 80% of eligible accounts receivable plus $39.0 million (the "Additional Amount"). The Additional Amount will be reduced in an amount equal to the net cash proceeds received by the Company in connection with certain asset sales. The Company is required to pay the revolving lender an amount equal to 1/2% of the Additional Amount, for each month in which the borrowings under the revolving portion of the credit facility exceed 80% of eligible accounts receivable. The Company is not permitted to prepay the principal amount of any term loans until the revolving loans have been repaid in full.

    The $14.5 million term portion of the amended credit facility was fully funded in August 1998, and bears interest at a rate of 15% per annum. In connection with funding the term portion of the amended credit facility, the Company paid a 2% commitment fee and a 2% arrangement fee to the term lenders. In addition, the Company pays a quarterly maintenance fee of $50,000 to the term lenders. Under the term portion of the amended credit facility, interest is payable monthly and the principal balance is payable on the Expiration Date.

    In connection with obtaining the term financing under the amended credit agreement, the Company issued to affiliates of the term lenders 2,250,000 shares of Common Stock of the Company (50% of the shares are held in escrow and will be returned to the Company for cancellation upon the revolving lenders exercising their rights to purchase all of the outstanding term loans, as long as the closing of the purchase of the term loans occur on or prior to 120 days from the effective date of the amended credit agreement) with a fair market value of the common stock of $1.125 million. The difference between the cash paid for the common stock and the fair market value is recorded as deferred debt issuance cost at September 30, 1998 and will be amortized over the term of the loan. The Company has also agreed to file a registration statement to register the resale of the shares, and to use its best efforts to have the registration statement declared effective within 120 days of the original funding date. In the event that the registration statement is not declared effective within 120 days of the original funding date, the Company has agreed to pay to the term lenders a one-time extension fee equal to 2% of the term loans, and to pay an additional 2.5% interest on outstanding term loans retroactive to the original funding date.

    As of September 30, 1998 the Company had outstanding borrowings of $36.7 million under the revolver and $14.5 million from the term portion of the facility.

    The Company paid on October 30, 1998, (after the September 30, 1998 due date but within the permitted grace period) the interest payment of approximately $1.1 million to the holders of the Company's convertible subordinated debentures.

6. DISCONTINUED OPERATIONS

    During the quarter the Company completed the sale to Pacific Feather Company of certain manufacturing assets from its Allstate adult reusable diaper division, which had been previously classified as a discontinued operation. The Company received net proceeds of approximately $0.8 million from the asset sale.

7. RESTRUCTURING CHARGES

    In conjunction with the mergers of Dacomed Corporation, Osbon Medical Systems, Ltd., Advanced Surgical, Inc., Microsurge, Inc. and Imagyn Medical, Inc. and the purchases of Richard-Allan Medical, Inc., The Intermed Group, Inc. and O.R. Concepts, the Company implemented restructuring plans to consolidate redundant administrative and manufacturing facilities and reduce personnel.

    The estimated cost associated with each of the above restructuring plans and the cash and non-cash charges incurred through September 30, 1998 are summarized in the table below.

                                  BEGINNING                             BALANCE AT
                                RESTRUCTURING   NON-CASH      CASH     SEPTEMBER 30
                                   ACCRUAL      CHARGES      CHARGES       1998
                                -------------   --------     -------   ------------
                                                  (IN THOUSANDS)
Personnel reduction costs......    $15,697      $ 1,718      $12,812      $ 1,167
Facility reduction costs.......      7,172        1,521        4,292        1,359
                                   -------      -------      -------      -------
                                   $22,869      $ 3,239      $17,104      $ 2,526
                                   =======      =======      =======      =======

    The Company periodically reviews the restructuring reserves and adjusts them if appropriate. No adjustments were required during the six months ended September 30, 1998. Management believes that restructuring liabilities as of September 30, 1998 are adequate to complete the actions contemplated by the restructuring plans.

8. INCOME TAXES

    The Company did not record an income tax provision or benefit for the quarter ended September 30, 1998 due to uncertainties as to the ultimate realization of the Company's deferred tax assets.

9. CONTINGENCIES

    The Company is involved from time to time in various claims and legal actions in the ordinary course of business. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying condensed consolidated financial statements.

10. SUBSEQUENT EVENTS

    On October 9, 1998 the Company announced that it had entered into a definitive agreement with Timm Research Company to sell its impotence product line for $25.8 million. The purchase price consists of $13.0 million in cash (subject to certain adjustments), a one year $1.5 million note, the assumption of $2.3 million of liabilities and a $9.0 million earnout provision. The transaction has received clearance under the Hart-Scott-Rodino Act and is expected to close in November 1998. Proceeds from this transaction will primarily be used to pay down bank debt in accordance with the terms of the amended credit agreement.

    On November 3, 1998 the Company announced that it had licensed its MicroSpan
(TM) microhysteroscopy product line to Ethicon, Inc. for $4.0 million. The payments consist of a license fee, a portion of which is contingent upon certain development and commercial milestones, and prepaid royalties on future product sales by Ethicon. The Company received $2.0 million of the payments in November 1998. The license agreement provides Ethicon exclusive worldwide rights to market and sell the products for 10 years after which Ethicon will own the products. The Company has agreed to supply Ethicon the products on an exclusive basis for two years. Proceeds from the licensing agreement will be used for general working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

   NET SALES. For the three months ended September 30, 1998, net sales of $8.2 million were $32.6 million or 79.9% lower than sales of $40.8 million for the corresponding period in 1997. The decrease was attributable to a significant decline in sales of the Company's urology and surgical product lines. Urology sales for the three months ended September 30, 1998 were $3.1 million, a decline of $6.3 million or 66.4% and were negatively impacted by the introduction of new oral drug-based treatments for impotence. Surgical division sales for the three months ended September 30, 1998 were $3.9 million or a decline of $25.6 million or 86.8% from the prior year. Surgical sales in the prior year were favorably impacted by $12.9 million of initial surgical and $1.8 million of gynecology product orders sold to distributors. Surgical sales in the current quarter were impacted by the Company's decision to continue reduced production in an effort to improve its cash flow. This decision resulted in lower sales of its surgical products to distributors. However, the Company believes that in the short-term distributors possess adequate inventory to continue shipping products to end-use customers. Sales to international customers represent 22.4% of total sales for the three months ended September 30, 1998, versus 13.2% for the corresponding period in 1997. Sales to European and Middle Eastern regions represent 91% of total International sales during the three months ended September 30, 1998 versus 61% in the prior year. The Company currently anticipates lower quarterly revenues going forward in comparison to prior year quarters through the remainder of fiscal 1999.

   GROSS PROFIT. For the three months ended September 30, 1998, gross profit decreased $25.9 million to a $4.3 million loss versus gross profit of $21.6 million in the prior year period. This decrease was primarily attributable to the decrease in sales over the period, an increase in certain inventory reserves attributed to the Company's video endoscopy systems and a decline in gross profit margin. The slower than projected market acceptance of the Company's portable hand-held video endoscopy systems coupled with the rapid change in video technology have caused the Company to increase its inventory reserves estimate by $4.7 million. Excluding the impact of reserve adjustments, gross profit margin declined to 12.2% from 53.0% in the prior year period. The decrease in gross profit margin was mainly due to manufacturing volume variances of $1.7 million.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $23.2 million versus $20.1 million in the prior year period. SG&A expenses for the quarter included $10.8 million of bad debt reserves associated with certain surgical and urology accounts receivable. Excluding the increase in bad debt reserves, SG&A was $12.4 million or a 38.0% reduction from the prior period. The decrease was attributable to the consolidation of manufacturing facilities and cost cutting initiatives undertaken by the Company during January and May 1998.

   RESEARCH AND DEVELOPMENT. Research and development costs for the three months ended September 30, 1998 decreased $1.5 million or 51.7% over the corresponding period in 1997. The decrease in research and development expenditures resulted from the substantial completion of the development of the Company's SiteSelect, EV2 and AeroView products and the slowdown in the development of other technologies while the Company worked to improve cash flow.

   RESTRUCTURING. For the three months ended September 30, 1997, the Company recorded a restructuring charge attributable to the merger with Imagyn Medical, Inc. of $5.4 million consisting of $3.6 million in personnel reduction costs and $1.8 million in facility reduction costs. Through September 30, 1998, $3.8 million of this restructuring charge has been paid.

   DIRECT ACQUISITION COSTS. In the prior year in conjunction with the merger with Imagyn Medical, Inc., the Company had direct acquisition costs of approximately $3.7 million consisting primarily of investment banking, legal, accounting, printing, solicitation and filing fees.

   NET INTEREST EXPENSE. Net interest expense for the three months ended September 30, 1998 increased $3.2 million over the corresponding period in 1997. The increase was primarily due to higher debt levels associated with the Company's credit facility. This increase was also affected by lower interest income of $1.0 million attributable to lower cash and investment balances held by the Company during the three months ended September 30, 1998.

   OTHER, NET. During the three months ended September 30, 1998 other income included $1.0 million of previously deferred income and the net effect of disposing of property, plant and equipment. The $1.0 million of deferred income relates to the transfer of manufacturing know-how for the Company's Ovation systems.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1997.

    NET SALES. For the six months ended September 30, 1998, net sales of $21.0 million were $43.9 million or 67.6% lower than sales of $64.9 million for the corresponding period in 1997. The decrease was attributable to a significant decline in sales of the Company's urology and surgical product lines. Urology sales for the six months ended September 30, 1998 were $7.2 million, a decline of $12.0 million or 62.5% and were negatively impacted by the introduction of new oral drug-based treatments for impotence. Surgical division sales in the six months ended September 30, 1998 were $11.0 million, a decline of $31.5 million or 74.2% from the prior year. Surgical sales in the prior year were favorably impacted by $12.9 million of initial surgical and $1.8 million of gynecology product orders sold to distributors. Surgical sales in the current six months were impacted by the Company's decision to continue reduced production in an effort to improve its cash flow. This decision resulted in lower sales of its surgical products to distributors, however the Company believes that in the short-term distributors possess adequate inventory to continue shipping products to end-use customers. Sales to international customers represent 24.7% of total sales for the six months ended September 30, 1998, versus 13.4% for the corresponding period in 1997. European and Middle Eastern region sales represent 83% of total International sales during the six months ended
September 30, 1998 versus 63% for the corresponding period of the prior year. The Company currently anticipates lower revenues going forward in comparison to prior year periods, through the remainder of fiscal 1999.

    GROSS PROFIT. For the six months ended September 30, 1998, gross profit decreased $35.1 million to $.04 million versus gross profit of $35.2 million in the prior year period. This decrease was primarily attributable to the decrease in sales over the period, an increase in certain inventory reserves attributed to the Company's video endoscopy systems and a decline in gross profit margin. The slower than projected market acceptance of the portable hand-held video endoscopy systems coupled with the rapid change in video technology have caused the Company to increase its inventory reserves estimate by $4.7 million. Excluding the impact of reserve adjustments, gross profit margin declined to 25.4% from 54.2% in the prior year period. The decrease in gross profit margin was mainly due to manufacturing volume variances of $3.4 million.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $38.8 million versus $39.0 million in the prior year period. SG&A expenses for six months included $10.8 million of bad debt reserves associated with certain surgical and urology accounts receivable. Excluding the increase in bad debt reserves, SG&A was $28.0 million or a 28.1% reduction from the prior period. The decrease was attributable to the consolidation of manufacturing facilities and cost cutting initiatives undertaken by the Company during January and May 1998.

    RESEARCH AND DEVELOPMENT. Research and development costs for the six months ended September 30, 1998 decreased $3.0 million or 52.6% over the corresponding period in 1997. The decrease in research and development expenditures resulted from the substantial completion of the development of the Company's SiteSelect, EV2 and AeroView products and the slowdown in the development of other technologies while the Company worked to improve cash flow.

    RESTRUCTURING. For the six months ended September 30, 1997, the Company recorded a restructuring charge attributable to the merger with Imagyn of $5.4 million consisting of $3.6 million in personnel reduction costs and $1.8 million in facility reduction costs. Through September 30, 1998, $3.8 million of this restructuring charge has been paid.

    DIRECT ACQUISITION COSTS. For the six months ended September 30, 1997 the Company had direct acquisition costs of approximately $4.2 million consisting primarily of investment banking, legal, accounting, printing, solicitation and filing fees paid to complete the Imagyn merger.

    NET INTEREST EXPENSE. Net interest expense for the six months ended September 30, 1998 increased $5.3 million over the corresponding period in 1997. The increase was primarily due to interest expense associated with higher debt levels related to the Company's credit facility and lower interest income of $1.8 million attributable to lower cash and investment balances held by the Company during the six months ended September 30, 1998.

    OTHER, NET. During the six months ended September 30, 1998 other income included $1.0 million of previously deferred income and the net effect of disposing of property, plant and equipment. The $1.0 million of deferred income relates to transfer of manufacturing know-how for the Ovation systems.

    EXTRAORDINARY EXPENSE. During the six months ended September 30, 1997 the Company used approximately $55.0 million of the net proceeds from the offering of the 12 1/2% of Senior Subordinated Notes to repay amounts outstanding under its term and revolving credit facility. The Company recorded an extraordinary loss of $1.8 million consisting of the write-off of deferred financing costs, related to the early retirement of this credit facility.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had negative working capital of $42.0 million. The Company's consolidated cash and cash equivalents of $0.2 million at September 30, 1998 decreased by $0.5 million during the six months ended September 30, 1998. Uses of cash totaled $25.4 million during the six months ended September 30, 1998 and related primarily to cash used in operating activities of $24.2 million, and cash paid for deferred financing fees of $0.8 million. The Company's negative cash flow from operations of $24.2 million for the six months ended September 30, 1998 was related primarily to operating losses, offset in part by decreases in accounts receivable and inventory. For the six months ended September 30, 1998, sources of cash included approximately $16.6 million from net incremental debt funding, $1.4 million from the sale of property and equipment and $6.7 million from restricted cash which was used to pay the interest costs on the Company's Senior Subordinated Notes. The Company had an interest payment of approximately $1.1 million due on September 30, 1998 to the holders of the Company's Convertible Subordinated Debentures. The Company made the quarterly interest payment on October 30, 1998, within the permitted
30 day grace period. The Company amended and restated its senior credit facility in August 1998. (See notes to condensed consolidated financial statements)

    Approximately $1.7 million of the Company's $2.5 million of remaining restructuring liabilities are projected to be paid over the next 12 months. The Company anticipates capital expenditures, primarily relating to tooling, fixtures and information systems, to be approximately $1.0 million over the next six months.

    In addition to its negative cash flow from operations, the Company has substantial indebtedness and significant debt service obligations. At September 30, 1998 the Company had approximately $214.8 million of outstanding debt. The Company's ability to satisfy its debt obligations will depend upon its ability to satisfactorily resolve its current liquidity situation and improve its future operating performance. The Company's success in dealing with these issues will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under its existing senior credit facility or successor credit facilities or funding from the proceeds of asset sales. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. The Company historically has had negative cash flow from operations. In order to have positive cash flow from operations and meet its various financial requirements, including debt service, the Company must experience substantial growth and improvements in its results of operations. There can be no assurance that the Company will be able to achieve this growth and improvement in operations.

    As of November 10, 1998 the Company, under its credit facility, had remaining availability of $1.7 million. Based on current cash flows, recurring losses from operations, and its difficulties in generating sufficient cash flow to meet its obligations, the Company believes that additional funding will be necessary to fund its operations over the next three months. Under the terms of its Senior Subordinated Notes the Company is restricted from raising additional debt funding. The Company is continuing to explore alternatives to deal with the near-term liquidity situation, including the sale of non-strategic assets, the discounting of certain accounts receivable and continued consolidation and cost cutting initiatives.

    The Company has entered into a definitive agreement with Timm Research Company to sell its impotence product line for $25.8 million. The purchase price consists of cash, notes, assumption of liabilities and a $9.0 million earnout provision. Proceeds from this transaction will primarily be used to pay down bank debt in accordance with the terms of the amended credit agreement. (See notes to condensed consolidated financial statements.)

    The Company is continuing its efforts to sell other non-strategic assets, and has received a letter of intent for one product line for which due diligence has begun. Discussions with other interested parties relating to a third product line are continuing, and the Company expects to complete one or more sales by the end of fiscal 1999. There can be no assurances, however, that any such sales will be completed during such period or at all.

    Under the terms of the Company's senior credit facility and 12-1/2% Senior Subordinated Notes, ("Notes") the Company has restrictions on the amount of additional debt it can currently incur. No assurances can be given that additional financing will be available to the Company or that, if available, such financing will be obtainable on terms favorable to the Company. There can be no assurance that the Company will have positive cash flow from operations in the future. If the Company is unable to meet its cash requirements out of cash flow from operations or from available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the senior credit facility, the Indenture relating to the Notes or other debt instruments. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to absorb adverse operating results, to fund capital expenditures, or research and development would be adversely affected. Finally, it is anticipated that in order to pay the principal balance of the Notes due at maturity, the Company will have to obtain alternative financing, and there can be no assurance alternative financing would be available.

YEAR 2000 ISSUES

    The "Year 2000" issue is the result of computer programs using two digits rather than four digits to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

    The Company has undertaken a review of its systems for Year 2000 compliance with a view toward replacing non-compliant systems and creating an integrated Year 2000 compliant system. The Company has determined that its integrated Management Information System is Year 2000 compliant. This system provides for the Company's management of operations and managerial and financial reporting requirements. In addition, the Company has completed its assessment of all telecommunications systems including voice and data networking. The Company currently estimates the total costs related to bringing the internal systems associated with networks, and telecommunication equipment into compliance in the range of $150,000 to $200,000. It is estimated that approximately $120,000 of these costs will be capitalized to the extent permitted under generally accepted accounting principles. The Company believes that all systems will be fully tested and compliant by the end of the third quarter of calendar year 1999.

    The Company is continuing its review with respect to the following non-system areas (i) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology), (ii) the status of major vendors, third party network service providers and other material service providers (insofar as they relate to the Company's business), and (iii) the status of major customers (insofar as they relate to the Company's business). The Company anticipates completing the review by the first calendar quarter of 1999. The Company's efforts to assess its non-system areas related to Year 2000 compliance involve
(i) a wide-ranging assessment of the Year 2000 problems that may effect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, and (iii) testing of the remedies.

    The Company is developing contingency plans to handle worst case Year 2000 scenarios that the Company believes reasonably could occur and, if necessary, intends to develop a timetable for completing such contingency plans. The Company expects to have its contingency plans in place by the third calendar quarter of 1999. The Company believes at this time that the worst case Year 2000 scenarios may involve sole source suppliers who are unable to ship products to the Company because of their system failures.

    Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until 2000. Difficulties in completing the Company's compliance program or the failure of its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

POTENTIAL TRANSFER TO OTC

    The Company has been notified by the Nasdaq Stock Market that the Company no longer satisfies the continued listing criteria for the Nasdaq SmallCap Market. If the Company fails to obtain a waiver, the Company will either have to execute a reverse stock split and may need to take other actions to increase the Company's tangible net worth or move to the electronic bulletin board market. There are no assurances that the Company could continue to meet Nasdaq listing criteria after a reverse stock split.

BUSINESS RISKS

    Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, the Company's current liquidity problem, ability to raise additional financing, ability to sell off non-strategic assets and to complete sales currently subject to letters of intent or definitive agreements on a timely basis, if at all, dependence on new products, ability to manage growth, risk related to the year 2000, reliance on patents and proprietary rights, government regulation and required approvals, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K, as amended, for fiscal 1998 which has been filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In connection with obtaining the term financing under the amended credit agreement, the Company issued to affiliates of the term lenders 2,250,000 shares of Common Stock of the Company (50% of the shares are held in escrow and will be returned to the Company for cancellation upon the revolving lenders exercising their rights to purchase all the outstanding term loans, as long as the closing of the purchase of the term loans occur on or prior to 120 days from the effective date of the amended credit agreement). The Company has also agreed to file a registration statement to register the resale of the shares, and to use its best efforts to have the registration statement declared effective. This issuance was exempt from registration pursuant to Section 4.(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

            Current report on Form 8-K filed September 14, 1998 relating to the amended and restated senior credit facility, among the Borrowers, the Company as guarantor, and BT Commercial Corporation, as agent.

                                    SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November 1998.


                                          Imagyn Medical Technologies, Inc.,
                                          a Delaware corporation

                                          By: /s/ CHARLES A. LAVERTY
                                              ----------------------------------
                                              Charles A. Laverty
                                              Chief Executive Officer/Chairman
                                              of the Board

                                          By: /s/ MICHAEL A. MONTEVIDEO
                                              ----------------------------------
                                              Michael A. Montevideo
                                              Senior Vice President and Chief
                                              Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

 27                    Financial Data Schedule