Form 10-Q
period 1998-12-31
IMAGYN MEDICAL TECHNOLOGIES INC
filed 1999-02-16
CIK 873209

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                 TO                 .
                                     ---------------    ---------------

                        COMMISSION FILE NUMBER: 1-11150

                            ------------------------

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      98-0122944
       STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

           5 CIVIC PLAZA, SUITE 100, NEWPORT BEACH, CALIFORNIA 92660
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 668-5858

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding as of January 31, 1999 was 38,687,324.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at December 31, 1998
         and March 31, 1998..........................................      3
         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months Ended December 31, 1998 and
         December 31, 1997...........................................      4
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended December 31, 1998 and December 31, 1997........      5
         Notes to the Condensed Consolidated Financial Statements....      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10

                          PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     16
Item 2.  Changes in Securities and Use of Proceeds...................     16
Item 4.  Submission of Matters to a Vote of Security Holders.........     16
Item 6.  Exhibits and Reports on Form 8-K............................     16

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1998
                                                              ------------    ---------
Current assets:
  Cash and equivalents......................................   $     571      $    702
  Receivables, net of allowance for doubtful accounts of
     $11,676 and $3,359 on December 31, 1998 and March 31,
     1998, respectively.....................................      12,302        41,828
  Inventories, net of allowance for obsolescence of $10,357
     and $4,797 on December 31, 1998 and March 31, 1998,
     respectively...........................................      18,611        31,989
  Prepaid expenses..........................................       2,204         2,098
  Net assets of discontinued operations.....................          --         2,001
  Note receivable...........................................       1,510            --
                                                               ---------      --------
          Total current assets..............................      35,198        78,618
Restricted cash.............................................          --        13,589
Receivables -- long term....................................          --         2,513
Property and equipment, net of accumulated depreciation of
  $15,134 and $15,501 on December 31, 1998 and March 31,
  1998, respectively........................................      21,371        29,229
Patents and intangibles, net of accumulated amortization of
  $4,799 and $4,836 on December 31, 1998 and March 31, 1998,
  respectively..............................................       4,243         8,559
Loans to officers...........................................       2,327         2,227
Deposits and other assets...................................         188           694
Deferred debt issuance costs................................      10,003         9,559
Goodwill, net of accumulated amortization of $5,994 and
  $4,072 on December 31, 1998 and March 31, 1998,
  respectively..............................................      55,876        57,798
                                                               ---------      --------
                                                               $ 129,206      $202,786
                                                               =========      ========
                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  26,076      $ 42,325
  Compensation and employee benefits........................       3,732         4,133
  Restructuring liabilities.................................       1,682         3,101
  Revolving line of credit..................................      32,193        34,462
  Term loan.................................................      14,500            --
  Current portion of long-term debt.........................      50,171        50,253
                                                               ---------      --------
          Total current liabilities.........................     128,354       134,274
Deferred income.............................................       1,000         1,000
Long-term liabilities:
  Long-term debt............................................       4,971         5,265
  Senior subordinated notes, net............................     108,515       108,306
  Restructuring liabilities, less current portion...........         641         1,120
  Other liabilities.........................................       1,800         2,744
Stockholders' Deficiency:
  Preferred stock, $0.001 par value: authorized
     shares -- 5,000,000: Issued and outstanding
     shares -- none.........................................          --            --
  Common stock, $0.001 par value; authorized
     shares -- 100,000,000: Issued and outstanding shares
     38,687,325 and 36,303,125 at December 31, 1998 and
     March 31, 1998, respectively...........................          38            36
  Warrants..................................................       7,683         7,683
  Additional paid-in capital................................     229,492       228,293
  Deficit...................................................    (353,388)     (286,041)
  Foreign currency translation adjustment...................         100           106
                                                               ---------      --------
          Total common stockholders' deficiency.............    (116,075)      (49,923)
                                                               ---------      --------
                                                               $ 129,206      $202,786
                                                               =========      ========


     See accompanying notes to condensed consolidated financial statements.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1998           1997           1998           1997
                                                  ------------   ------------   ------------   ------------
Net sales.......................................    $  9,941       $ 21,178       $ 30,905       $ 86,107
Cost of sales...................................       7,874         12,727         28,890         42,567
                                                    --------       --------       --------       --------
Gross profit....................................       2,067          8,451          2,015         43,540
Operating expenses:
  Selling, general and administrative...........      11,643         22,375         50,415         61,610
  Research and development......................       1,134          3,189          3,829          8,864
  Restructuring cost............................          --             --             --          5,413
  Direct acquisition cost.......................          --             --             --          4,220
                                                    --------       --------       --------       --------
Total operating expenses........................      12,777         25,564         54,244         80,107
                                                    --------       --------       --------       --------
Loss from operations............................     (10,710)       (17,113)       (52,229)       (36,567)
Other income (expense):
  Interest income...............................          41            311            369          2,457
  Interest expense..............................      (7,962)        (5,689)       (22,209)       (16,443)
  Other.........................................       1,008             --          2,008            460
                                                    --------       --------       --------       --------
Loss from continuing operations before provision
  for income taxes..............................     (17,623)       (22,491)       (72,061)       (50,093)
Provision for income taxes......................           9             --              9              2
                                                    --------       --------       --------       --------
Net loss before discontinued operations and
  extraordinary items...........................     (17,632)       (22,491)       (72,070)       (50,095)
Discontinued operations:
  Loss from operations of discontinued business
     (net of income taxes)......................          --            480             --            603
                                                    --------       --------       --------       --------
Net loss before extraordinary items.............     (17,632)       (22,971)       (72,070)       (50,698)
Extraordinary items.............................       4,723         (2,037)         4,723         (3,860)
                                                    --------       --------       --------       --------
Net loss........................................    $(12,909)      $(25,008)      $(67,347)      $(54,558)
                                                    ========       ========       ========       ========
  Basic and diluted loss per share from
     continuing operations before extraordinary
     items......................................    $  (0.45)      $  (0.63)      $  (1.92)      $  (1.41)
                                                    ========       ========       ========       ========
  Basic and diluted loss per share from
     discontinued operations....................    $     --       $  (0.01)      $     --       $  (0.02)
                                                    ========       ========       ========       ========
  Basic and diluted income (loss) per share from
     extraordinary items........................    $   0.12       $  (0.06)      $   0.12       $  (0.11)
                                                    ========       ========       ========       ========
  Basic and diluted loss per share..............    $  (0.33)      $  (0.70)      $  (1.80)      $  (1.54)
                                                    ========       ========       ========       ========
Weighted average number of common shares used to
  compute net loss per share....................      38,687         35,862         37,445         35,416
                                                    ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss from continuing operations before discontinued
    operations and extraordinary items......................    $(72,070)       $(50,095)
  Non cash items included in net loss:
    Depreciation and amortization...........................       6,413           7,809
    Amortization of deferred debt issuance costs............       1,937           1,234
    Increase in provision for doubtful accounts.............      11,561           1,005
    Increase in inventory reserve...........................       5,562              --
    Loss on sales of assets.................................       1,182             205
    Compensation relating to stock option vesting...........          --             615
    Deferred income recognized..............................      (1,000)             --
    Other...................................................         (85)           (913)
  Changes in operating assets and liabilities:
    Receivables.............................................      16,740         (25,460)
    Inventories.............................................       3,532         (12,415)
    Deposits and other assets...............................         446             946
    Accounts payable and accrued liabilities................     (12,224)         11,099
    Restructuring liabilities...............................      (1,898)            388
    Other liabilities.......................................        (944)         (1,030)
                                                                --------        --------
  Net cash used in continuing operating activities..........     (40,848)        (66,612)
  Net cash used in extraordinary items......................          --            (526)
  Net cash provided (used) in discontinued operations.......         794          (1,223)
                                                                --------        --------
  Net cash used in operating activities.....................     (40,054)        (68,361)
Cash flows from investing activities:
  Purchases of property and equipment, net..................        (666)         (9,780)
  Proceeds from sale of property and equipment..............       1,527              --
  Proceeds from sale of product line........................      13,511              --
  Proceeds from licensing technology........................       1,000              --
  Purchases of patents and technology.......................          --         (15,833)
  Proceeds from sale of short and long term investments.....          --          50,547
  Purchases of short and long term investments..............          --         (26,561)
  Loans and advances to officers............................          --          (1,305)
  Restricted cash...........................................      13,589         (13,388)
                                                                --------        --------
  Net cash provided (used) in investing activities..........      28,961         (16,320)
Cash flows from financing activities:
  Deferred financing fees paid..............................      (1,124)         (7,641)
  Proceeds from exercise of stock options, shares issued
    under employee stock purchase plan stock purchase plan
    and shares issued for financing.........................          77             508
  Proceeds from long-term debt, net.........................          --         132,301
  Proceeds from short-term debt, net........................          --          33,300
  Borrowings on revolving line of credit, net...............      (2,269)             --
  Repayment of capital leases and notes payable, net........        (140)             --
  Repayment of long term debt...............................         (82)        (50,634)
  Repayment of short term debt..............................          --         (42,550)
  Proceeds from term loan...................................      14,500              --
  Repurchase of preferred stock.............................          --            (142)
                                                                --------        --------
  Net cash provided by financing activities.................    $ 10,962        $ 65,142
                                                                --------        --------
  Net decrease in cash......................................    $   (131)       $(19,539)
                                                                ========        ========
Cash, beginning of period...................................    $    702        $ 22,574
                                                                ========        ========
Cash, end of period.........................................    $    571        $  3,035
                                                                ========        ========
  Cash paid for interest....................................    $ 22,380        $ 12,836
                                                                ========        ========
  Cash paid for taxes.......................................    $     17        $     --
                                                                ========        ========


SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
     During the nine months ended December 31, 1998, the Company issued common stock valued at $1,125,000 to an affiliate of the term lenders for services rendered in connection with obtaining financing.
     In connection with the sale of the impotence product line, the Company received consideration of $1,500,000 in the form of an interest bearing promissory note.

     See accompanying notes to condensed consolidated financial statements.

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

 1. INTERIM REPORTING

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts of Imagyn Medical Technologies, Inc. and its subsidiaries ("Imagyn" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect a business combinations in fiscal 1998 accounted for using the pooling of interests method. The financial statements have also been restated to give retroactive effect to the impact from discontinued operations.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1998, its condensed consolidated results of operations for the three and nine month periods ended December 31, 1998 and December 31, 1997, and its condensed consolidated cash flows for the nine month periods ended December 31, 1998 and December 31, 1997. Adjustments consist of normal recurring accruals except for the extraordinary items, consisting of the loss on early extinguishment of debt in fiscal 1998, and the gain on the sale of the impotence product line in fiscal 1999 in the accompanying unaudited condensed consolidated statements of operations. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of those to be expected for the entire year.

     These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 1998, as filed with the Securities and Exchange Commission.

     All significant intercompany accounts and transactions have been eliminated in consolidation and certain amounts have been reclassified in prior periods to conform to the current presentation. In interim periods, the Company amortizes over the fiscal year certain administrative costs to more appropriately reflect the benefits realized during the course of the fiscal year.

  Disposition of Product Line


     Until November 20, 1998, the Company offered a number of products designed for the treatment of urological disorders, including a vacuum erection system, a penile prosthesis and certain diagnostic equipment (collectively impotence product line). On November 20, 1998, the Company sold its impotence product line to Timm Research Company ("Timm") for $15.3 million, consisting of $11.5 million cash paid at closing (subject to adjustment upon the reconciliation of the final working capital amounts), $1.5 million paid by delivery of a one-year promissory note bearing interest at 6% per annum and the assumption by Timm of $2.3 million of liabilities. In addition, the Company is entitled to receive an additional $9.0 million under a five-year earn-out formula that is based on Timm achieving minimum levels of sales of vacuum erection devices. No amounts have been recognized to date related to the earn-out formula. The Company recorded an extraordinary gain of $4.7 million, on sale of the impotence product line during the three months ended December 31, 1998.


  Research and Development Activities

     The Company acquired various research and development projects in fiscal 1997. These projects included blood oximetry, cardiac output, breast biopsy, vaginal pH measurement, optical aspirating currette and a line of pivoting endoscopic surgical instruments, (Pivotal(TM)). The Company received FDA approval in July 1998

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
                                  (UNAUDITED)


for its breast biopsy system which is marketed as SiteSelect(TM). The first significant commercial U.S. sales occurred in December 1998. Phem-Alert, the Company's vaginal pH measurement product, was commercially sold for the professional market in September 1997. The Company is preparing to submit for FDA approval the over-the-counter use of this product. In April 1998 the Company received FDA approval for its optical aspirating currette and currently expects to begin commercial sales in 1999. In November 1997 the Company received FDA approval for its Pivotal(TM) line of pivoting endoscopic surgical instruments. Commercial sales are anticipated during the fourth quarter of fiscal 1999. The Company in an effort to improve its cash flow has temporarily reduced development efforts with respect to its blood oximetry and cardiac output projects. As of December 31, 1998 the Company estimates the additional time required to achieve a commercially viable product for blood oximetry is fifteen months, cardiac output is eighteen months, optical aspirating currette is six months and Pivotal(TM) instruments is nine months. The Company estimates project expenditures for the balance of fiscal 1999 to be approximately $1.0 million.


 2. NET LOSS PER SHARE

     Net loss per share is based on net loss attributable to common stockholders and the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents and other potentially dilutive securities have not been included in the calculation as they are anti-dilutive.

 3. COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's reported net loss or stockholders' deficiency.

     For the three and nine months ended December 31, 1998 and 1997 the Company did not generate any material components of comprehensive income. Reported net loss approximated comprehensive net loss for the three and nine months ended December 31, 1998 and 1997.

 4. INVENTORIES, (NET)

     Inventories, which are carried at the lower of cost determined on the first-in, first-out basis or market, are as follows (in thousands):

                                                         DECEMBER 31,   MARCH 31,
                                                             1998         1998
                                                         ------------   ---------
Raw materials and supplies.............................    $10,326       $14,559
Work in process........................................      4,086         4,649
Finished goods.........................................      4,199        12,781
                                                           -------       -------
                                                           $18,611       $31,989
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

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
                                  (UNAUDITED)


     The Company did not make an interest payment of approximately $1.1 million due on December 31, 1998 to the holders of the Company's convertible subordinated debentures, therefore the entire principal balance has been classified as a current liability in the accompanying condensed consolidated financial statements. The Company obtained extensions on the interest payment until March 31, 1999 from holders representing approximately 97% of the principal amount of the debentures. The Company paid the remaining holders their required interest payment prior to the expiration of the 30-day grace period permitted under the debenture.


     Under the term portion of the Company's senior credit facility, the Company agreed to register under the Securities Act of 1933, as amended, certain shares issued in connection with that financing. The Company was required to register the shares issued to affiliates of the term lenders prior to December 22, 1998. The Company failed to register the shares within the relevant time period and as a result the Company was required to pay the term lenders a one-time extension fee of 2% of the term loan amount, (approximately $0.3 million) and an additional 2.5% in interest on amounts outstanding under the term loan (retroactive to the date the term loan was originally funded). These amounts are payable by the Company at maturity of the term loans or their earlier repayment in full. The shares issued to the term lenders in connection with the $14.5 million term loan, resulted in an adjustment to the previous conversion price of $10.90 for the holders of the Company's convertible subordinate debentures. The company's convertible debentures are convertible into common stock at a specific price per share that is subject to anti-dilution adjustments based on stock splits, stock dividends, reverse splits, sales of securities below the then current conversion price and similar types of transactions. The new conversion price is $10.27 per share and the holders of the debentures would be entitled to receive 4,868,549 shares of common stock if such holders elected to convert all of the debentures into common stock.


     On January 11, 1999, the Company and its senior lenders amended the Company's credit facility to extend the maturity date to June 30, 1999. The net proceeds from the sale of the impotence product line, surgical needles, skin markers, kittners and Dr. FOG products were used to pay down amounts outstanding under the Company's senior credit facility, and a portion of the revolving and term loans were then permanently reduced. As of February 5, 1999, amounts outstanding under the senior credit facility had been reduced to $43.5 from $46.7 million at December 31, 1998, and the Company, under its revolving credit facility, had remaining availability of approximately $2.0 million. The Company was in compliance with the covenants under the credit facility at December 31, 1998.


 6. DISCONTINUED OPERATIONS

     During the quarter ended September 30, 1998, the Company completed the sale to Pacific Feather Company of certain manufacturing assets from its Allstate medical operations which served the incontinence market with a line of reusable adult diapers and pads, which have been classified as a discontinued operation. The Company received net proceeds of approximately $0.8 million from the sale. The Company had approximately $1.4 million in sales for the nine months ended December 31, 1998 and approximately $6.6 million for the nine months ended December 31, 1997. Such sales have been excluded from the statement of operations for all periods presented.

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

                       IMAGYN MEDICAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998
                                  (UNAUDITED)

     The estimated cost associated with each of the above restructuring plans and the cash and non-cash charges incurred through December 31, 1998 are summarized in the table below.

                                              BEGINNING     REVISION TO                         BALANCE AT
                                            RESTRUCTURING     ACCRUAL     NON-CASH    CASH     DECEMBER 31,
                                               ACCRUAL       ESTIMATES    CHARGES    CHARGES       1998
                                            -------------   -----------   --------   -------   ------------
                                                                    (IN THOUSANDS)
Personnel reduction costs.................     $15,697        $(2,168)     $   --    $12,990      $  539
Facility reduction costs..................       7,172            601       1,672      4,291       1,810
                                               -------        -------      ------    -------      ------
                                               $22,869        $(1,567)     $1,672    $17,281      $2,349
                                               =======        =======      ======    =======      ======

     The outstanding balance as of December 31, 1998 primarily consist of severance payments to terminated employees and facility lease termination costs for closed facilities. The Company periodically reviews the restructuring reserves and adjusts them if appropriate. No adjustments were required during the nine months ended December 31, 1998. Management believes that restructuring liabilities as of December 31, 1998 are adequate to complete the actions contemplated by the restructuring plans.

 8. INCOME TAXES

     The Company did not record an income tax benefit for the quarter ended December 31, 1998 due to uncertainties as to the ultimate realization of the Company's deferred tax assets, however the Company did record income tax expense relating to minimum state franchise taxes.

 9. CONTINGENCIES

     Dacomed, which the Company merged with in July 1995, is a defendant in approximately five lawsuits seeking damages in product liability and related theories. Dacomed has also been notified of certain other product liability claims that may become the subject of lawsuits in the future. Dacomed is being defended in such lawsuits by law firms selected by Dacomed's product liability insurer(s). In addition, the Company is involved from time to time in various claims and legal actions in the ordinary course of business. The Company does not anticipate that adverse outcomes in currently pending litigation would have a material adverse effect on its business, results of operations, financial condition, or cash flows. No provision for any liability that may result from the ultimate resolution of such matters has been included in the accompanying condensed consolidated financial statements.

10. SUBSEQUENT EVENT

     On February 5, 1999, the Company sold its surgical needles, skin markers, kittners and Dr. FOG product lines to Surgical Supply LLC for $6.65 million in cash paid at closing and a $1.0 million interest bearing promissory note from the buyer, payable in nine equal quarterly payments over 30 months. Net proceeds from the sale were used to pay down borrowings under the senior credit facility and a portion of the revolving and term loans were then permanently reduced to $45.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997.

     Net sales. For the three months ended December 31, 1998, net sales of $9.9 million were $11.2 million or 53.1% lower than net sales of $21.1 million for the corresponding period in 1997. The decrease was primarily attributable to a significant decline in sales of the Company's urology and surgical product lines. Urology sales for the three months ended December 31, 1998 were $0.7 million, a decline of $6.5 million or 90.0%. Urology sales through November 1998 were negatively impacted by the introduction of new oral drug-based treatments for impotence. On November 20, 1998, the Company sold its impotence product line which accounts for virtually all of the Company's urology sales. Surgical division sales for the three months ended December 31, 1998 were $7.2 million or a decline of $4.9 million or 40.5% from the prior year. Surgical sales in the current quarter were impacted by the Company's decision in the prior two quarters to reduce production in an effort to conserve cash flow. While production began increasing in the current quarter, the average level of production during the quarter was below historical standards resulting in lower sales of surgical products to distributors. Sales to international customers represent 23.2% of total sales for the three months ended December 31, 1998, versus 18.4% for the corresponding period in 1997. International sales consist primarily of sales to European and Middle Eastern regions which represents 77.0% of total International sales during the three months ended December 31, 1998 versus 57.0% in the prior year. The Company currently anticipates lower quarterly revenues going forward in comparison to prior year quarters through the remainder of fiscal 1999.

     Gross profit. For the three months ended December 31, 1998, gross profit decreased $6.4 million to $2.1 million versus $8.5 million in the prior year period. This decrease was primarily attributable to the decrease in sales over the period and a decline in gross profit margin. Gross profit margin declined to 20.8% from 39.9% in the prior year period primarily a result of manufacturing volume variances of $1.5 million.

     Selling, general and administrative. Selling, general and administrative expenses were $11.6 million versus $22.4 million in the prior year period. The decrease was primarily attributable to the consolidation and cost cutting initiatives undertaken by the Company during January and May, 1998. In addition, the sale of the impotence product line in late November 1998 resulted in lower selling, general and administrative expenses of approximately $0.5 million.

     Research and development. Research and development costs for the three months ended December 31, 1998 decreased $2.1 million or 65.6% over the corresponding period in 1997. The decrease in research and development expenses resulted from the substantial completion of the development of the Company's SiteSelect, EV2 and AeroView products and the slowdown in the development of other technologies while the Company worked to improve cash flow.

     Restructuring. For the three months ended December 31, 1997, the Company recorded a restructuring charge attributable to the merger with Imagyn Medical, Inc. of $5.4 million consisting of $3.6 million in personnel reduction costs and $1.8 million in facility reduction costs. Through December 31, 1998, $4.9 million of this restructuring charge has been paid.

     Interest. Interest expense for the three months ended December 31, 1998 increased $2.3 million over the corresponding period in 1997. The increase was primarily due to higher debt levels associated with the Company's credit facility. The decrease in interest income of $0.3 million was attributable to lower cash and investment balances held by the Company during the three months ended December 31, 1998.

     Other, net. During the three months ended December 31, 1998, other income included $1.0 million for licensing fees for the microhysteroscope product line to Ethicon Inc.

     Extraordinary items. In connection with the sale of the impotence product line in November 1998, the Company recorded an extraordinary gain on product line sale of $4.7 million. During the three months ended December 31, 1997 the Company recorded an extraordinary loss of $2.0 million consisting of the write-off of deferred financing costs, related to the early retirement of its previous credit facility.

     NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997.

     Net sales. For the nine months ended December 31, 1998, net sales of $30.9 million were $55.2 million or 64.1% lower than net sales of $86.1 million for the corresponding period in 1997. The decrease was attributable to a significant decline in sales of the Company's urology and surgical product lines. Urology sales for the nine months ended December 31, 1998 were $7.9 million, a decline of $18.6 million or 70.2%. Urology sales through November 1998 were negatively impacted by the introduction of new oral drug-based treatments for impotence. On November 20, 1998, the Company sold the impotence product line which accounted for virtually all of the Company's urology sales. Surgical division sales in the nine months ended December 31, 1998 were $18.2 million, a decline of $36.4 million or 66.7% from the prior year. Surgical sales in the prior year were favorably impacted by $12.9 million of initial surgical and $1.8 million of gynecology product orders sold to distributors. Surgical sales in the current nine months were impacted by the Company's decision to reduce production over the first six months of the fiscal year in an effort to improve its cash flow. This decision resulted in lower sales of its surgical products to distributors. Sales to international customers represent 24.3% of total sales for the nine months ended December 31, 1998, versus 14.6% for the corresponding period in 1997. European and Middle Eastern region sales represent 81.0% of total International sales during the nine months ended December 31, 1998 versus 62% for the corresponding period of the prior year.

     Gross profit. For the nine months ended December 31, 1998, gross profit decreased $41.5 million to $2.0 million versus gross profit of $43.5 million in the prior year period. This decrease was primarily attributable to the decrease in sales over the period, an increase in certain inventory reserves attributed to the Company's video endoscopy systems and a decline in gross profit margin. The slower than projected market acceptance of the portable hand-held video endoscopy systems, coupled with the rapid change in video technology, have caused the Company to increase its inventory reserves estimate $5.7 million. Excluding the impact of reserve adjustments, gross profit margin declined to 24.9% from 50.6% in the prior year period. The decrease in gross profit margin was mainly due to manufacturing volume variances of $5.0 million.

     Selling, general and administrative. Selling, general and administrative expenses were $50.4 million versus $61.6 million in the prior year period. SG&A expenses for nine months ended December 31, 1998 included $10.8 million of bad debt reserves associated with certain surgical and urology accounts receivable. Excluding the increase in bad debt reserves, SG&A was $39.6 million or a 35.7% reduction from the prior period. The decrease was primarily attributable to the consolidation and cost cutting initiatives undertaken by the Company during January and May 1998. In addition, the sale of the impotence product line in late November 1998 resulted in lower selling, general and administrative expenses of approximately $0.5 million.

     Research and development. Research and development costs for the nine months ended December 31, 1998 decreased $5.0 million or 56.8% over the corresponding period in 1997. The decrease in research and development expenses resulted from the substantial completion of the development of the Company's SiteSelect, EV2 and AeroView products and the slowdown in the development of other technologies while the Company worked to improve cash flow.

     Restructuring. For the nine months ended December 31, 1997, the Company recorded a restructuring charge attributable to the merger with Imagyn of $5.4 million consisting of $3.6 million in personnel reduction costs and $1.8 million in facility reduction costs. Through December 31, 1998, $4.9 million of this restructuring charge has been paid.

     Direct acquisition costs. For the nine months ended December 31, 1997, the Company had direct acquisition costs of approximately $4.2 million consisting primarily of $2.2 million of investment banking fees; $0.8 million of legal, accounting, and printing; and $1.2 million of solicitation, filing fees and other costs paid to complete the Imagyn merger.

     Interest. Interest expense for the nine months ended December 31, 1998 increased $5.8 million over the corresponding period in 1997. The increase was primarily due to interest expense associated with higher debt levels related to the Company's credit facility. Interest income decreased by $2.1 million. This decrease was attributable to lower cash and investment balances held by the Company during the nine months ended December 31, 1998.

     Other, net. During the nine months ended December 31, 1998 other income of $2.0 million included $1.0 million of deferred income related to the transfer of manufacturing know-how for the Ovation systems, and a $1.0 million license fee for the MicroSpan(TM), microhysteroscope product line.

     Extraordinary items. In connection with the sale of the impotence product line in November 1998, the Company recorded an extraordinary gain on product line sale of $4.7 million. During the nine months ended December 31, 1997, the Company recorded extraordinary losses of $3.9 million consisting of the write-off of deferred financing costs, related to the early retirement of two different bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES


     As of December 31, 1998, the Company had negative working capital of $93.2 million. The Company's consolidated cash and cash equivalents of $0.6 million at December 31, 1998, decreased by $0.1 million during the nine months ended December 31, 1998. Uses of cash totaled $41.9 million during the nine months ended December 31, 1998 and related primarily to cash used in operating activities of $40.1 million, and cash paid for deferred financing fees of $1.1 million. The Company's negative cash flow from operations of $40.1 million for the nine months ended December 31, 1998, was related primarily to operating losses, offset in part by decreases in accounts receivable, and inventory. For the nine months ended December 31, 1998, sources of cash included approximately $12.0 million from net incremental debt funding, $13.5 million for the sale of the impotence product line, $1.5 million from the sale of property and equipment, $1.0 million from the licensing of technology and $13.6 million from restricted cash which was used to pay the interest costs on the Company's Senior Subordinated Notes.


     Approximately $1.7 million of the Company's $2.3 million of remaining restructuring liabilities are projected to be paid over the next twelve months. The Company anticipates capital expenditures, primarily relating to tooling, fixtures and information systems, to be approximately $0.4 million over the next three months.

     The Company in an effort to improve its cash flow has temporarily reduced development efforts with respect to its blood oximetry and cardiac output projects. As of December 31, 1998 the Company estimates the additional time required to achieve a commercially viable product for blood oximetry is fifteen months, cardiac output is eighteen months and optical aspirating currette is six months and Pivotal(TM) instruments is nine months. The Company estimates project expenditures for the balance of fiscal 1999 to be approximately $1.0 million.


     The Company did not make an interest payment of approximately $1.1 million due on December 31, 1998 to the holders of the Company's convertible subordinated debentures, therefore the entire principal balance has been classified as a current liability in the condensed consolidated financial statements. The Company obtained extensions on the interest payment currently due until March 31, 1999 from holders representing approximately 97% of the principal amount of the debentures. The Company paid the remaining holders their required interest payment prior to the expiration of the 30-day grace period permitted under the indenture. If the Company had failed to make the interest payment within the grace period or obtain an extension from the holders such failure would have constituted an event of default under the convertible subordinated debentures.


     Under the term portion of the Company's senior credit facility, the Company agreed to register under the Securities Act of 1933, as amended, certain shares issued in connection with that financing. The Company was required to register the shares issued to affiliates of the term lenders prior to December 22, 1998. The Company failed to register the shares within the relevant time period and as a result, the Company was required to pay the term lenders a one-time extension fee of 2% of the term loan amount, (approximately $0.3 million), and an additional 2.5% in interest on amounts outstanding under the term loan (retroactive to the date the term loan was originally funded). These amounts are payable by the Company at maturity of the term loans or their earlier repayment in full. The shares issued to the term lenders in connections with the $14.5 million term loan, resulted in an adjustment to the previous conversion price of $10.90 for the holders of the Company's convertible subordinated debentures. The Company's convertible debentures are convertible into common stock at a specific price per share that is subject to anti-dilution adjustments based on stock splits, stock dividends, reverse splits, sales of securities below the then current conversion price and similar types of transactions. The new conversion price is $10.27 per share and the holders of the debentures would be entitled to receive 4,868,549 shares of common stock if such holders elected to convert all of the debentures into common stock.


     On January 11, 1999, the Company and its senior lenders amended the Company's credit facility to extend the maturity date to June 30, 1999. The net proceeds from the sale of the impotence product line, surgical needles, skin markers, kittners and Dr. FOG products were used to pay down amounts outstanding under the Company's senior credit facility and a portion of the revolving and term loans were then permanently reduced. As of February 5, 1999, amounts outstanding under the senior credit facility had been reduced to $43.5 from $46.7 million at December 31, 1998. As of February 5, 1999 the Company, under its revolving credit facility, had remaining availability of approximately $2.0 million. The Company was in compliance with its covenants at December 31, 1998.


     In addition to its negative cash flow from operations, the Company has substantial indebtedness and significant debt service obligations. At December 31, 1998 the Company had approximately $210.4 million of outstanding debt. The Company's ability to satisfy its debt obligations will depend upon its ability to satisfactorily resolve its current liquidity situation, and improve its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under its existing senior credit facility or successor credit facilities the proceeds of asset sales. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness as well as future capital expenditures and any increased working capital requirements. The Company historically has had negative cash flow from operations. In order to have positive cash flow from operations and meet its various financial requirements, including debt service, the Company must experience substantial growth and improvements in its results of operations. There can be no assurance that the Company will be able to achieve this growth and improvement in operations.

     The documents governing the indebtedness of the Company (including the Note Indenture and the senior credit facility) contain significant covenants that limit the Company's and its subsidiaries' ability to engage in various transactions and, in the case of the senior credit facility, require satisfaction of specified financial performance criteria. In addition, under each of the foregoing documents, the occurrence of certain events (including, without limitation, failure to comply with the foregoing covenants, material inaccuracies of representations and warranties, certain defaults under or acceleration of other indebtedness and events of bankruptcy or insolvency) would, in certain cases after notice and grace periods, constitute an event of default permitting acceleration of the indebtedness covered by such documents. The limitations imposed by the documents governing the outstanding indebtedness of the Company and its subsidiaries are substantial, and failure to comply with them could have material adverse effect on the Company and its subsidiaries.

     Based on current cash flows, recurring losses from operations, and its difficulties in generating sufficient cash flow to meet its obligations, the Company believes that additional funding will be necessary to fund its operations over the next three months. Under the terms of its Senior Subordinated Notes the Company is restricted from raising additional debt funding. The Company is continuing to explore alternatives to deal with the near-term liquidity situation, including the sale of additional non-strategic assets, and continued consolidation and cost cutting initiatives.

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

     The Company's high degree of leverage could have important consequences including, without limitation, the following: (i) a substantial portion of the Company's net cash provided by operations will be committed to the payment of the Company's interest expense and principal repayment obligations and will not be available to the Company for its operations, capital expenditures, acquisition or other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; (iii) the Company will be more highly leveraged than most of its competitors, which may place it at a disadvantage and limit the Company's flexibility in reacting to changes in its business; and (iv) the Company's borrowings under the credit facility bear interest at variable rates, which could result in higher interest expense if interest rates rise. In addition, the credit facility restricts the Company's ability to make payments on its outstanding junior indebtedness without prior approval of its senior lenders.

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

     The Company has undertaken a review of its systems for Year 2000 compliance with a view toward replacing non-compliant systems and creating an integrated Year 2000 compliant system. The Company has determined that its integrated Management Information System is Year 2000 compliant. This system provides for the Company's management of operations and managerial and financial reporting requirements. In addition, the Company has completed its assessment of all telecommunications systems including voice and data networking. The Company currently estimates the total costs related to bringing the internal systems associated with networks, and telecommunication equipment into compliance in the range of $150,000 to $200,000. It is estimated that approximately $120,000 of these costs will be for fixed assets and capitalized to the extent permitted under generally accepted accounting principles. The Company believes that all systems will be fully tested and compliant by the end of the third quarter of calendar year 1999.

     The Company is continuing its review with respect to the following non-system areas (i) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology), (ii) the status of major vendors, third party network service providers and other material service providers (insofar as they relate to the Company's business), and (iii) the status of major customers (insofar as they relate to the Company's business). The Company anticipates completing this review by the first calendar quarter of 1999. The Company's efforts to assess its non-system areas related to Year 2000 compliance involve
(i) a wide-ranging assessment of the Year 2000 problems that may effect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, and (iii) testing of the remedies.

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

     Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until 2000. Difficulties in completing the Company's compliance program or the failure of its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner, could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

TRANSFER TO OTC

     The Company was notified by the Nasdaq Stock Market that the Company no longer satisfied the continued listing criteria for the Nasdaq SmallCap Market. The Company's Common Stock began trading in the over-the-counter (OTC) bulletin board market on December 7, 1998. Stocks that trade in the over-the-counter market tend to be less liquid with lower trading volumes, than stocks traded in more established trading markets. As a result, the prices of stocks traded in the over-the-counter market tend to be more volatile. In addition, the Company's Common Stock may become subject to the requirements of Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes certain requirements on brokers and dealers conducting transactions in "penny stocks" as defined in the statute. Section 15(g) provides that no broker or dealer shall effect any transaction in a "penny stock" without providing to the customer certain written information regarding, among other things, market risks associated with trading in penny stocks, the dealer market, including "bid" and "ask" prices for penny stocks, the significance of the difference between the bid and ask price, and a description of the amount and types of compensation that the broker or dealer will receive or has received in connection with a specific transaction.

BUSINESS RISKS

     Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, historical operating losses, the Company's current liquidity problem, ability to raise additional financing, ability to sell off non-strategic assets and to complete sales currently subject to letters of intent or definitive agreements on a timely basis, if at all, dependence on new products, ability to manage growth, risks related to the year 2000, reliance on patents and proprietary rights, government regulation and required approvals, competition, and dependence on management. More information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K, as amended, for fiscal 1998 which has been filed with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with obtaining the term financing under the amended credit agreement, the Company issued to affiliates of the term lenders 2,250,000 shares of Common Stock of the Company. Fifty percent of the shares were held in escrow and would be returned to the Company for cancellation upon the revolving lenders exercising their rights to purchase all the outstanding term loans, prior to 120 days from the effective date of the amended credit agreement. The revolving lenders did not purchase the outstanding term loans and the escrowed shares were released to the affiliates of the term lenders. The Company has also agreed to file a registration statement to register the resale of the shares, and to use its best efforts to have the registration statement declared effective. This issuance was exempt from registration pursuant to Section 4.(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 24, 1998, the Company held its Annual Meeting of stockholders. At the Annual Meeting, the stockholders elected the following Class I directors, Richard Newhauser and Francis J. Tedesco, M.D. to serve a three year term. At the Annual Meeting the stockholders voted on one proposal. The results of that voting are set forth below:

                                                                      VOTES
                      PROPOSAL                            FOR        AGAINST    ABSTAIN
                      --------                         ----------    -------    -------
Ratification of Deloitte & Touche, LLP as the
  Company's independent auditors for year ending
  March 31, 1999.....................................  29,269,020    535,282    98,895

ELECTION OF DIRECTORS:

                           NAME                             VOTES FOR     VOTES WITHHELD
                           ----                             ----------    --------------
Richard Newhauser.........................................  28,330,542      1,572,655
Francis Tedesco, M.D. ....................................  28,221,378      1,681,819

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS


        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         10.1      Second Amendment to Credit Agreement dated January 11, 1999, among the Borrowers, the Company, as guarantor, and BT
                   Commercial Corporation, as agent and the lenders.
         27        Financial Data Schedule


     (b) REPORTS ON FORM 8-K

        Current report on Form 8-K filed December 7, 1998, relating to the disposition of the impotence product line under an asset purchase agreement with Timm Research Company.

        Current report on Form 8-K/A filed January 13, 1999, to include Pro Forma financial information relating to the disposition of the impotence product line.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of February, 1999.

                                          IMAGYN MEDICAL TECHNOLOGIES, INC.,
                                          a Delaware corporation

                                          By:    /s/ CHARLES A. LAVERTY
                                            ------------------------------------
                                                     Charles A. Laverty
                                            Chief Executive Officer/Chairman of
                                                          the Board

                                          By:   /s/ MICHAEL A. MONTEVIDEO
                                            ------------------------------------
                                                   Michael A. Montevideo
                                              Senior Vice President and Chief
                                                      Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.1     Second Amendment to Credit Agreement dated January 11, 1999, among the Borrowers, the Company, as guarantor, and BT
           Commercial Corporation, as agent and the lenders.
  27       Financial Data Schedule